Form 10QSB
period 2000-09-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2000-11-14
CIK 1113107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to __________
                         Commission file number 0-37053

                         FIRST FEDERAL BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   37-1397683
                        (IRS Employer Identification No.)

                   109 East Depot Street, Colchester, Illinois
                    (Address of Principal Executive Offices)

                                      62326
                                   (ZIP Code)

                                 (309) 776-3225
                (Issuer's telephone number, including area code)



State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of October 31, 2000 the Registrant had outstanding 2,242,500 shares of common stock.

Transitional Small Business Disclosure format (Check one):   Yes [ ]     No [X]

                         FIRST FEDERAL BANCSHARES, INC.

                          Form 10-QSB Quarterly Report


                                      Index

                                                                            Page
                                                                            ----
PART I - Financial Information

     Item 1     Financial Statements ......................................   1
     Item 2     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...........   6

PART II - Other Information

     Item 1     Legal Proceedings .........................................  10
     Item 2     Changes in Securities .....................................  10
     Item 3     Defaults Upon Senior Securities ...........................  10
     Item 4     Submission of Matters to a Vote of Securities
                  Holders .................................................  10
     Item 5     Other Information .........................................  10
     Item 6     Exhibits and Reports on Form 8-K ..........................  11

SIGNATURES ................................................................  12

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

                                                    September 30,  February 29,
                                                        2000           2000
                                                        ----           ----
         ASSETS
Cash and cash equivalents .......................   $  24,428     $   5,762
Time deposits in other financial institutions ...       2,562         1,572
Securities available-for-sale ...................      31,412        29,442
Securities held-to-maturity (fair value:
 September 30 -  $56,702 February 29 - $56,037) .      58,692        58,927
Loans receivable, net ...........................     116,667       113,602
Real estate owned, net ..........................          24            48
Premises and equipment ..........................       1,597         1,637
Excess of cost over fair value of net assets
 acquired .......................................          22            47
Accrued interest receivable .....................       2,132         2,013
Other assets ....................................         112           137
                                                    ---------     ---------

TOTAL ASSETS ....................................   $ 237,648     $ 213,187
                                                    =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ........................................   $ 184,727     $ 182,572
Federal Home Loan Bank advances .................       7,000         6,000
Advances from borrowers for taxes and
 insurance ......................................          78           296
Accrued interest payable ........................         701           120
Other liabilities ...............................         392           173
                                                    ---------     ---------
     Total liabilities ..........................     192,898       189,161

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value,
 1,000,000 shares authorized; none issued
 or outstanding .................................          --            --
Common stock, $.01 par value, 4,000,000 shares
 authorized; 2,242,500 shares issued ............          22            --
Additional paid-in capital ......................      21,302            --
Retained earnings ...............................      25,129        24,130
Unearned ESOP shares ............................      (1,794)           --
Accumulated other comprehensive income (loss) ...          91          (104)
                                                    ---------     ---------
     Total stockholders' equity .................      44,750        24,026
                                                    ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $ 237,648     $ 213,187
                                                    =========     =========


                 See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

                                                                Three Months              One Month             Seven Months
                                                              Ended September 30,           Ended           Ended September 30,
                                                            ----------------------         June 30        ----------------------
                                                              2000           1999           2000            2000          1999
                                                              ----           ----           ----            ----          ----
Interest income
     Loans .............................................    $ 2,292        $ 1,919        $   733         $ 5,252        $ 4,483
     Securities and other ..............................      1,599          1,444            489           3,539          3,319
                                                            -------        -------        -------         -------        -------
         Total .........................................      3,891          3,363          1,222           8,791          7,802
Interest expense
     Deposits ..........................................      2,379          2,065            763           5,424          4,836
     Federal Home Loan Bank advances ...................         91             49             21             181             49
                                                            -------        -------        -------         -------        -------
         Total .........................................      2,470          2,114            784           5,605          4,885
                                                            -------        -------        -------         -------        -------
Net interest income ....................................      1,421          1,249            438           3,186          2,917
Provision for loan losses ..............................         --             33              1              30             56
                                                            -------        -------        -------         -------        -------
Net interest income after provision for
  loan losses ..........................................      1,421          1,216            437           3,156          2,861
Noninterest income
     Service charges ...................................         36             30             13              85             63
     Other fee income ..................................         31             32             10              70             58
     Other income ......................................         26              8             18              59             47
                                                            -------        -------        -------         -------        -------
         Total noninterest income ......................         93             70             41             214            168
Noninterest expense
     Compensation and benefits .........................        407            392            169             936            805
     Occupancy and equipment ...........................        109             86             27             216            199
     Data processing ...................................        153            109             36             300            272
     Federal insurance premiums ........................         20             38              6              46             88
     Advertising .......................................         23             24              5              49             69
     Other operating expenses ..........................        171             81             27             288            202
                                                            -------        -------        -------         -------        -------
         Total noninterest expense .....................        883            730            270           1,835          1,635
                                                            -------        -------        -------         -------        -------
Income before income taxes .............................        631            556            208           1,535          1,394
Provision for income taxes .............................        221            188             62             536            487
                                                            -------        -------        -------         -------        -------
     Net income ........................................    $   410        $   368        $   146         $   999        $   907
                                                            =======        =======        =======         =======        =======
Comprehensive income (loss) ............................    $   836        $    15        $   (84)        $ 1,194        $   355
                                                            =======        =======        =======         =======        =======

                See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

                                                            Seven Months Ended
                                                               September 30,
                                                          ----------------------
                                                            2000         1999
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................    $    999     $    907
Adjustments to reconcile net income to net cash
 from operating activities
     Net discount accretion on securities ............         (13)         (13)
     Depreciation ....................................         108          105
     Amortization of intangibles .....................          25           24
     Provision for loan losses .......................          30           56
     FHLB stock dividends ............................         (32)          --
     Gain on sale of real estate owned ...............         (27)          (5)
     Net change in:
         Accrued interest receivable .................        (119)        (328)
         Accrued interest payable and other
          liabilities ................................         670         (483)
         Other assets ................................          25           18
                                                          --------     --------

         Net cash from operating activities ..........       1,666          281

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits in other financial
 institutions ........................................        (990)          --
Purchase of securities ...............................      (2,613)     (18,780)
Proceeds from sales, calls, and maturities of
 securities ..........................................       1,000        5,310
Principal repayments on mortgage-backed securities ...         862        2,413
Dividend revinvestments ..............................        (614)        (445)
Net change in loans ..................................      (3,119)      (4,357)
Redemption of FHLB stock .............................          --           35
Proceeds from sales of real estate owned .............          75           --
Purchase of premises and equipment ...................         (68)        (103)
                                                          --------     --------

     Net cash from investing activities ..............      (5,467)     (15,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits ...............................       2,155       (1,240)
Net change in advances from borrowers for taxes
 and insurance .......................................        (218)        (206)
Net change in Federal Home Loan Bank advances ........       1,000        8,000
Net proceeds from stock issuance .....................      19,530           --
                                                          --------     --------

     Net cash from financing activities ..............      22,467        6,554
                                                          --------     --------

Net change in cash and cash equivalents ..............      18,666       (9,092)

Cash and cash equivalents at beginning of period .....       5,762       16,171
                                                          --------     --------

Cash and cash equivalents at end of period ...........    $ 24,428     $  7,079
                                                          ========     ========

Cash paid during the period for
     Interest ........................................    $  5,024     $  4,393
     Income taxes ....................................         545          465

                See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Seven months ended September 30, 2000 and 1999
(in thousands of dollars, except share data)
(unaudited)


                                                                                                             Accumulated
                                                                                                                Other        Total
                                                             Additional               Unearned                  Compre-      Stock-
                                                      Common   Paid-in     Retained     ESOP      Treasury      hensive     holders'
                                                       Stock   Capital     Earnings    Shares       Stock    Income (Loss)   Equity
                                                       -----   -------     --------    ------       -----    -------------   ------
1999
----
Balance at February 28, 1999 ....................   $     --   $     --   $ 22,623   $     --    $        --   $    714    $ 23,337
Comprehensive income
    Net income ..................................         --         --        907         --             --         --         907
    Change in fair value of securities
      classified as available-for-sale,
      net of reclassification and
      tax effects ...............................         --         --         --         --             --       (552)       (552)
                                                                                                                           --------
       Total comprehensive income ...............                                                                               355
                                                    --------   --------   --------   --------    -----------   --------    --------
Balance at September 30, 1999 ...................   $     --   $     --   $ 23,530   $     --    $        --   $    162    $ 23,692
                                                    ========   ========   ========   ========    ===========   ========    ========


2000
----
Balance at February 29, 2000 ....................   $     --   $     --   $ 24,130   $     --    $        --   $   (104)   $ 24,026
Comprehensive income
    Net income ..................................         --         --        999         --             --         --         999
    Change in fair value of securities
      classified as available-for-sale,
      net of reclassification and
      tax effects ...............................         --         --         --         --             --        195         195
                                                                                                                           --------
       Total comprehensive income ...............                                                                             1,194
Issuance of stock ...............................         22     21,302         --     (1,794)            --         --      19,530
                                                    --------   --------   --------   --------    -----------   --------    --------
Balance at September 30, 2000 ...................   $     22   $ 21,302   $ 25,129   $ (1,794)   $        --   $     91    $ 44,750
                                                    ========   ========   ========   ========    ===========   ========    ========


                See notes to consolidated financial statements.

                         FIRST FEDERAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
           (table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission. The February 29, 2000 balance sheet presented herein has been derived from the audited financial statements included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2000. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the seven-month and three-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Conversion to Stock Form of Ownership

On December 8, 1999, the Board of Directors of First Federal Bank (the "Bank") adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company. The conversion was accomplished through the sale of all of the Bank's stock to the Company and the sale of the Company's stock to the public on September 27, 2000.

In connection with the conversion, the Company issued 2,242,500 shares of common stock for gross proceeds of $22.4 million. The aggregate purchase price was determined by an independent appraisal. The Bank issued all of its outstanding capital stock to the Company in exchange for one-half of the net proceeds of the offering. The Company accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Bank maintain their historical cost basis in the consolidated company.

Note 3 - Employee Stock Ownership Plan

In connection with the conversion, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The Company issued 179,400 shares of common stock to the ESOP in exchange for a 10 year note in the amount of approximately $1.8 million. The $1.8 million for the ESOP purchase was borrowed from the Company.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. However, in the event the Corporation's contributions exceed the minimum debt service requirements, additional principal payments will be made.

Note 4 - Earnings per Share

Amounts reported as earnings per common share reflect earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the year. Earnings per share is calculated beginning with the date of conversion and, therefore, no earnings per share is reported for this quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of First Federal Bancshares, Inc. (Company) and its wholly owned subsidiary, First Federal Bank
(Bank), at September 30, 2000 to its financial condition at February 29, 2000 and the results of operations for the seven-month and three-month periods ended September 30, 2000 to the same periods in 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Financial Condition

Total assets at September 30, 2000 were $237.6 million compared to $213.2 million at February 29, 2000, an increase of $24.4 million. The growth in total assets primarily reflects proceeds of $19.5 million from the initial public offering. During the seven months ended September 30, 2000, loans increased $3.1 million while securities available-for-sale increased $2.0 million.

The allowance for loan losses was $523,000 at September 30, 2000 and $483,000 at February 29, 2000. There were no impaired loans at either date.

Total liabilities at September 30, 2000 were $192.9 million compared to $189.2 million at February 29, 2000, an increase of $3.7 million, primarily due to an increase in deposits of $2.1 million and a $1.0 million increase in Federal Home Loan Bank advances. The increase was used to help fund the growth in loans receivable.

Stockholders' equity at September 30, 2000 was $44.8 million compared to $24.0 million at February 29, 2000, an increase of $20.8 million. The increase primarily reflects net proceeds of $19.5 million from the initial public offering and net income of $999,000.

Results of Operations

Net income increased $42,000 to $410,000 for the quarter ended September 30, 2000 compared to the same period in 1999. Net income increased $92,000 to $999,000 for the seven months ended September 30, 2000 compared to the seven months ended September 30, 1999. Fluctuations in net income are discussed below.

Net interest income was $1.4 million for the quarter ended September 30, 2000 compared to $1.2 million for the same period in 1999. Net interest income increased to $3.2 million for the seven-month period ended September 30, 2000 compared to $2.9 million for the same period in 1999. The net interest margin increased to 2.58% and 2.53% for the three months and seven months ended September 30, 2000, respectively, from 2.47% and 2.51% for the three months and seven months ended September 30, 1999, respectively. The increases in interest margins are primarily due to higher market interest rates for loans and increased average balances of loans, which have higher yields than securities. Although the average cost of funds also increased, the average yield on assets increased at a higher rate resulting in increased margins and spreads.

The provision for loan losses was zero and $30,000 for the quarter and seven-month periods ended September 30, 2000 and $33,000 and $56,000 for the same periods in 1999. Management believes that the allowance is adequate based on: the low level of past due loans in the portfolio; actual loss experience; and current economic conditions. Most of the Company's loans are secured by first mortgages on residential or commercial real estate.

Noninterest income increased $23,000 to $93,000 and increased $46,000 to $214,000 for the three-month and seven-month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The increase for the seven month period was primarily due to increased service charges while the increase for the three-month period was primarily due to miscellaneous other income.

Noninterest expense was $883,000 and $730,000 for the quarters ended September 30, 2000 and 1999, and $1.8 million and $1.6 million for the seven months ended September 30, 2000 and 1999, respectively. The increase in noninterest expense for both periods primarily reflects increased salaries related to the hiring of a full-time commercial loan officer. In addition, data processing expenses have increased as a result of increased volume of loans and deposits and occupancy and equipment expense has increased due to depreciation of new ATM machines and various equipment that was acquired in the prior year. Various other expenses also increased during both periods. These increases were partially offset by a decrease in FDIC insurance premiums.

The Company's federal income tax expense increased $33,000 to $221,000 for the quarter ended September 30, 2000 compared to the same period in 1999, while income tax expense increased $49,000 to $536,000 for the seven-month period ended September 30, 2000 compared to the same period in 1999. Income tax expense was approximately 34.9% of pretax income in each period.

Liquidity

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4.0% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. First Federal has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. The Bank's regulatory liquidity at September 30, 2000 was 39.6%.

First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2000, cash and cash equivalents totaled $24.4 million. This high level of liquid assets resulted from the completion of the Company's public offering on September 27, 2000. The Company intends to invest the proceeds of the offering over time in loans and securities. At September 30, 2000, First Federal had commitments to fund loans of $2.2 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $114.5 million. Management believes, based on past experience, that a significant portion of those deposits will remain with First Federal. Based on the foregoing, in addition to First Federal's high level of core deposits and capital, First Federal considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

Capital Resources

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2000:

                             ACTUAL           REQUIRED           EXCESS
                        ---------------    --------------    ---------------
                        AMOUNT      %      AMOUNT     %      AMOUNT       %
                        ------     ---     ------    ---     ------      ---
Core capital ......... $33,974    14.3%   $ 1,359    4.0%   $32,615     10.3%
Risk-based capital ...  34,956    32.1      2,796    8.0     32,160     24.1

PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interest, claims involving the making and servicing of real property loans and other issues incident to the Company's business, In the opinion of management, after consultation with the Company's legal counsel, no significant loss is expected from any of such pending claims or lawsuits. The Company is not a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

     Use of Proceeds. On September 27, 2000, the Company completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

     1. The effective date of the registration statement on Form SB-2, as amended (File No. 333-36368) was July 11, 2000.

     2. The offering of securities was not underwritten. Friedman, Billings, Ramsey & Co, Inc. acted as marketing agent.

     3. The class of securities registered was common stock, $0.01 par value per share. The amount of such securities registered was 2,578,875 shares at an offering price of $10.00 per share. The offering terminated on September 21, 2000 with the sale of 2,245,000 shares at a price of $10.00 per share.

     4. The total offering expenses incurred by the Company were approximately $1.1 million, none or which were paid directly or indirectly to directors or officers of the Company or their associates.

     5. The net proceeds of the offering were $21.3 million of which $1.8 million was loaned to the Bank's employee stock ownership plan to purchase stock in the offering. One-half of the net proceeds were invested in the Bank and the remaining was invested in short-term securities. These uses of proceeds do not represent a material change in the use of proceeds described in the Company's prospectus dated July 11, 2000.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          10.1 Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor

          10.2 Employment  Agreement  between  First  Federal  Bank and James J.
               Stebor

          10.3 First Federal Bank Supplemental Executive Retirement Plan


          10.4 First Federal Bank Employee Severance Compensation Plan

          27.0 Financial Data Schedule

     (b) Reports on Form 8-K. A Form 8-K was filed by the Company on August 9, 2000 reporting under Item 8 the Company's change in fiscal year to December 31 from February 28, effective December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           FIRST FEDERAL BANCSHARES, INC.

Date:  November 14, 2000                   /s/  JAMES J. STEBOR
                                           -------------------------------------
                                           James J. Stebor
                                           President and Chief Executive Officer


Date:  November 14, 2000                   /s/  CATHY D. PENDELL
                                           -------------------------------------
                                           Cathy D. Pendell
                                           Treasurer