Form 10KT405
period 2000-12-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2001-03-30
CIK 1113107

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934


[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM MARCH 1, 2000 TO DECEMBER 31, 2000

                         Commission File Number: 0-30753


                         FIRST FEDERAL BANCSHARES, INC.
                 (Name of small business issuer in its charter)

       DELAWARE                                            37-1397683
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

109 EAST DEPOT STREET, COLCHESTER, ILLINOIS                   62326
  (Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code: (309) 776-3225
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _X_       No ___


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. _X_

         The issuer's gross revenues for the fiscal year ended December 31, 2000 were $13,185,155.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $33,113,043 based upon the closing price ($15.438 per share) as quoted on the Nasdaq National Market on March 1, 2001. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

         The number of shares outstanding of the registrant's common stock as of March 1, 2001 was 2,242,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

       PORTIONS OF THE 2000 ANNUAL REPORT TO STOCKHOLDERS AND OF THE PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED
       BY REFERENCE IN PARTS II AND III, RESPECTIVELY, OF THIS FORM 10-KSB

Transitional Small Business Disclosure Format (check one): Yes ___   No  _X_

                                      INDEX

                                     Part I

                                                                                                           Page

Item 1.  Description of Business.............................................................................3
Item 2.  Description of Property............................................................................31
Item 3.  Legal Proceedings..................................................................................32
Item 4.  Submission of Matters to a Vote of Securities Holders..............................................32

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters...........................................32
Item 6.  Management's Discussion and Analysis or Plan of Operation..........................................32
Item 7.  Financial Statements...............................................................................32
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial
                  Disclosure ...............................................................................32

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                  of the Exchange Act.......................................................................32
Item 10. Executive Compensation.............................................................................33
Item 11. Security Ownership of Certain Beneficial Owners and Management.....................................33
Item 12. Certain Relationships and Related Transactions.....................................................33
Item 13. Exhibits and Reports on Form 8-K...................................................................33


         THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS ARE NOT HISTORICAL FACTS, RATHER STATEMENTS BASED ON FIRST FEDERAL BANCSHARES, INC.'S CURRENT EXPECTATIONS REGARDING ITS BUSINESS STRATEGIES, INTENDED RESULTS AND FUTURE PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE PRECEDED BY TERMS SUCH AS "EXPECTS," "BELIEVES," "ANTICIPATES," "INTENDS" AND SIMILAR EXPRESSIONS.

         MANAGEMENT'S ABILITY TO PREDICT RESULTS OR THE EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS WHICH COULD AFFECT ACTUAL RESULTS INCLUDE INTEREST RATE TRENDS, THE GENERAL ECONOMIC CLIMATE IN THE MARKET AREA IN WHICH FIRST FEDERAL BANCSHARES, INC. OPERATES, AS WELL AS NATIONWIDE, FIRST FEDERAL BANCSHARES, INC.'S ABILITY TO CONTROL COSTS AND EXPENSES, COMPETITIVE PRODUCTS AND PRICING, LOAN DELINQUENCY RATES AND CHANGES IN FEDERAL AND STATE LEGISLATION AND REGULATION. THESE FACTORS SHOULD BE CONSIDERED IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. FIRST FEDERAL BANCSHARES, INC. ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         First Federal Bancshares, Inc., headquartered in Colchester, Illinois, was organized as a Delaware business corporation on March 27, 2000 as the holding company for First Federal Bank in connection with the conversion of First Federal Bank from mutual to stock form of ownership. The conversion was completed on September 27, 2000 through the sale by First Federal Bancshares of 2,242,500 shares of common stock at a price of $10.00 per share. As a result of the conversion, First Federal Bank is a wholly owned subsidiary of First Federal Bancshares and all of the issued and outstanding capital stock of First Federal Bank is owned by First Federal Bancshares.

         First Federal operates as a community-oriented financial institution, specializing in the acceptance of retail deposits from the general public in the areas surrounding its six full-service banking offices and using those funds, together with funds generated from operations and borrowings, to originate loans. The principal lending activity of First Federal is the origination of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property. First Federal also originates multi-family and commercial real estate loans, residential construction loans, commercial business loans and a variety of consumer loans. First Federal originates loans primarily for long-term investment purposes. First Federal also invests in mortgage-backed securities, securities issued by the U.S. Government and state and local governments, and other permissible investments. First Federal's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investments. First Federal's primary sources of funds are deposits, principal and interest payments on loans and investments and advances from the Federal Home Loan Bank of Chicago.

MARKET AREA

         First Federal conducts business in west central Illinois from its home office in Colchester (McDonough County), its two branch offices in Quincy (Adams County) and its branch offices located in Mt. Sterling (Brown County) and Macomb and Bushnell (McDonough County). First Federal's primary deposit gathering and lending area is concentrated in the communities surrounding its six banking offices and, to a lesser extent, in the surrounding counties.

         The market area served by First Federal is generally rural and has an agriculturally-based economy. Adams County, which is home to the city of Quincy, is a regional population and employment center for west central Illinois. Quincy has a diverse employment base and serves as a center for education, healthcare and related services.

COMPETITION

         First Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in First Federal's market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. While those entities still provide a significant source of competition for deposits, First Federal also currently faces significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. In this regard, First Federal also faces competition for investors' funds from their direct purchase of short-term money market securities and other corporate and government securities. First Federal's competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Additionally, competition for loans may increase due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. First Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also will change the competitive environment in which First Federal conducts business. Some of the institutions with which First Federal competes are significantly larger than First Federal and, therefore, have significantly greater resources. Competition for deposits and the origination of loans could limit First Federal's growth in the future.

LENDING ACTIVITIES

         GENERAL. First Federal's loan portfolio primarily consists of one- to four-family mortgage loans. To a lesser degree, First Federal's loan portfolio also includes multi-family and commercial real estate loans, residential construction loans, commercial business loans and a variety of consumer loans. Most of First Federal's borrowers are located in the counties where its branches are located and in the surrounding counties.

         First Federal's loans are subject to federal laws and regulations. Interest rates charged by First Federal on loans are affected principally by First Federal's current asset/liability strategy, the demand for various types of loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

         LOAN PORTFOLIO ANALYSIS. The following table presents the composition of First Federal's loan portfolio at the dates indicated. First Federal had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.



                                                                                   AT FEBRUARY 29/28,
                                                                   ----------------------------------------------------
                                         AT DECEMBER 31, 2000               2000                      1999
                                       ------------------------    ------------------------    ------------------------
                                                      PERCENT                     PERCENT                     PERCENT
                                         AMOUNT       OF TOTAL       AMOUNT       OF TOTAL       AMOUNT       OF TOTAL
                                       ----------    ----------    ----------    ----------    ----------    ----------
                                                                      (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family.................$   81,630         70.32%   $   80,383         70.52%   $   76,452         74.76%
   Multi-family and commercial.........    15,767         13.58        15,580         13.67        12,767         12.49
   Construction........................       964          0.83         1,675          1.47           645          0.63
                                       ----------    ----------    ----------    ----------    ----------    ----------
      Total real estate loans..........    98,361         84.73        97,638         85.66        89,864         87.88
Commercial loans.......................     5,281          4.55         3,885          3.41           532          0.52
Consumer and other loans:
   Automobile..........................     5,599          4.82         5,874          5.15         5,658          5.53
   Home improvement....................     2,491          2.15         2,434          2.14         2,276          2.23
   Share loans.........................     1,004          0.87           783          0.68           787          0.77
   Other...............................     3,347          2.88         3,379          2.96         3,141          3.07
                                       ----------    ----------    ----------    ----------    ----------    ----------
      Total consumer and other loans...    12,441         10.72        12,470         10.93        11,862         11.60
                                       ----------    ----------    ----------    ----------    ----------    ----------
      Total loans......................   116,083        100.00%      113,993        100.00%      102,258        100.00%
                                                         ======                      ======                      ======

Less:
   Deferred loan origination fees
      and discounts....................       108                          92                          33
   Allowance for loan losses...........      (572)                       (483)                       (457)
                                       ----------                  ----------                  ----------
      Total loans, net.................$  115,619                  $  113,602                  $  101,834
                                       ==========                  ==========                  ==========


[WIDE TABLE CONTINUED FROM ABOVE]


                                                      AT FEBRUARY 29/28,
                                     ----------------------------------------------------
                                               1998                       1997
                                     ------------------------    ------------------------
                                                    PERCENT                     PERCENT
                                       AMOUNT       OF TOTAL       AMOUNT       OF TOTAL
                                     ----------    ----------    ----------    ----------
                                                    (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family...............$   77,203         72.99%   $   75,947         74.10%
   Multi-family and commercial.......    14,922         14.11        13,999         13.66
   Construction......................     1,912          1.81         1,883          1.84
                                     ----------    ----------    ----------    ----------
      Total real estate loans........    94,037         88.91        91,829         89.60
Commercial loans.....................       469          0.44           610          0.60
Consumer and other loans:
   Automobile........................     5,061          4.78         4,581          4.47
   Home improvement..................     2,513          2.38         2,382          2.32
   Share loans.......................       707          0.67           653          0.64
   Other.............................     2,984          2.82         2,429          2.37
                                     ----------    ----------    ----------    ----------
      Total consumer and other loans.    11,265         10.65        10,045          9.80
                                     ----------    ----------    ----------    ----------
      Total loans....................   105,771        100.00%      102,484        100.00%
                                                   ==========                  ==========
Less:
   Deferred loan origination fees
      and discounts..................       (25)                        (60)
   Allowance for loan losses.........      (486)                       (467)
                                     ----------                  ----------
      Total loans, net...............$  105,260                  $  101,957
                                     ==========                  ==========


         The following table presents certain information at December 31, 2000 regarding the dollar amount of loans maturing in First Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

                                                                    AT DECEMBER 31, 2000
                                         ---------------------------------------------------------------------
                                                     MULTI-
                                                   FAMILY AND
                                         ONE- TO   COMMERCIAL
                                         FOUR-        REAL                                              TOTAL
                                         FAMILY      ESTATE     CONSTRUCTION    CONSUMER  COMMERCIAL    LOANS
                                         --------   --------    ------------    --------  ----------  --------
                                                                      (IN THOUSANDS)
Amounts due in:
   One year or less......................$  3,847   $  2,620      $    964      $  2,057   $  2,208   $ 11,696
   More than one year to three years.....  10,463      2,222          --           3,654      1,452     17,791
   More than three years to five years...  10,662      5,321          --           5,191      1,621     22,795
   More than five years to 10 years......   4,812      2,015          --           1,524       --        8,351
   More than 10 years to 15 years........  25,671      2,273          --              15       --       27,959
   More than 15 years....................  26,175      1,316          --            --         --       27,491
                                         --------   --------      --------      --------   --------   --------
      Total amount due...................$ 81,630   $ 15,767      $    964      $ 12,441   $  5,281   $116,083
                                         ========   ========      ========      ========   ========   ========


         Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of a loan is substantially less than its contractual term because of prepayments. In addition, due-on-sale clauses on loans generally give First Federal the right to declare loans immediately due and payable if, among other things, the borrower sells the real property with the mortgage and the loan is not repaid. The average life of a mortgage loan tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, tends to decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

         The following table presents the dollar amount of all loans due after December 31, 2001, which have fixed interest rates and floating or adjustable interest rates.

                                      DUE AFTER DECEMBER 31, 2001
                                 ------------------------------------
                                    FIXED     ADJUSTABLE      TOTAL
                                 ----------   ----------   ----------
                                            (IN THOUSANDS)
Real estate loans:
   One- to four-family...........$   20,476   $   57,307   $   77,783
   Multi-family and commercial...     8,351        4,796       13,147
      Total real estate loans....    28,827       62,103       90,930
Consumer loans...................    10,361           23       10,384
Commercial loans.................     3,073         --          3,073
                                 ----------   ----------   ----------
      Total loans................$   42,261   $   62,126   $  104,387
                                 ==========   ==========   ==========


         ONE- TO FOUR-FAMILY REAL ESTATE LOANS. First Federal's primary lending activity is the origination of loans secured by one- to four-family residences located in its market area. First Federal's residential mortgage loans are primarily structured as either one-year adjustable-rate mortgage loans or five-year balloon loans. The loan fees charged, interest rates and other provisions of First Federal's mortgage loans are determined by First Federal on the basis of its own pricing criteria and market conditions.

         First Federal's adjustable-rate mortgage loans are based on an amortization schedule that ranges from 10 to 30 years. Interest rates and payments on First Federal's adjustable-rate mortgage loans generally are adjusted annually after one year based on the Federal Housing Finance Board's national average mortgage contract rate for major lenders on the purchase of previously occupied homes. The maximum amount by which the interest rate may be increased or decreased on First Federal's adjustable-rate mortgage loans is 2% per year and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan. First Federal qualifies the borrower based on the borrower's ability to repay the loan based on the maximum interest rate at the first adjustment. The terms and conditions of the adjustable-rate mortgage loans offered by First Federal, including the index for interest rates, may vary from time to time.

         First Federal's balloon loans have a five-year term and payments based on an amortization schedule of up to 30 years. The interest rate on First Federal's balloon loans is fixed for the term of the loan. First Federal typically notifies the borrower in writing 30 days before the end of the loan term of the maturity of the loan and that the loan must be repaid or the term extended. In most instances, a new rate is negotiated to meet market conditions and an extension of the loan is executed for another five-year term with an amortization schedule equal to the original amortization term less the prior balloon term(s). First Federal generally does not extend the loan if the borrower is delinquent or has had a poor payment history.

         In January 2000, First Federal began offering 30-year fixed rate mortgage loans through the Federal Home Loan Bank's Mortgage Partnership Finance Program. Through this program, mortgage loans are funded and owned by the Federal Home Loan Bank and serviced by First Federal. At December 31, 2000, First Federal was servicing 11 loans originated through the Mortgage Partnership Finance Program.

         Most loans originated by First Federal conform to Fannie Mae and Freddie Mac underwriting standards. However, First Federal also originates residential mortgage loans that are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. Although such loans satisfy First Federal's underwriting requirements, they are considered "non-conforming" because they do not satisfy collateral requirements, income and debt ratios, acreage limits, insurance requirements or various other requirements imposed by Freddie Mac and Fannie Mae. Accordingly, First Federal's non-conforming loans could be sold only after incurring certain costs and/or discounting the purchase price. First Federal, however, currently does not intend to sell its loans. First Federal has historically found that its origination of non-conforming loans has not resulted in high amounts of non-performing loans. In addition, First Federal believes that these loans satisfy a need in First Federal's local community. As a result, First Federal intends to continue to originate non-conforming loans.

         Adjustable-rate mortgage loans help reduce First Federal's exposure to changes in interest rates. The retention of balloon loans in First Federal's loan portfolio, which through the use of extension agreements function like adjustable-rate mortgage loans, also helps reduce First Federal's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. It is possible that during periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although adjustable-rate mortgage loans make First Federal's asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations First Federal has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in First Federal's cost of funds during periods of rising interest rates. First Federal believes these risks, which have not had a material adverse effect on First Federal to date, are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

         First Federal requires all properties securing its mortgage loans to be appraised by an approved independent state-certified and licensed appraiser. First Federal's lending policies permit First Federal to lend up to 95% of the appraised value of the property or the purchase price of the property, whichever is less; however, First Federal generally requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. First Federal also requires that fire, casualty, title, hazard insurance and, if appropriate, flood insurance be maintained on most properties securing real estate loans made by First Federal.

         In an effort to provide financing for moderate income and first-time home buyers, First Federal offers the Affordable Housing Loan Program through the Illinois League of Financial Institutions and has its own first-time home buyer loan program, the Community Home Buyer Program. First Federal offers residential mortgage loans through these programs to qualified individuals and originates the loans using modified underwriting guidelines. Most of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. At December 31, 2000 First Federal had four and 20 loans originated through the Affordable Housing Loan Program and the Community Home Buyer Program, respectively.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS. First Federal originates mortgage loans for the acquisition and refinancing of multi-family and commercial real estate properties. Most of the multi-family loans and commercial real estate loans originated by First Federal are five-year balloon loans with payments based on an amortization schedule of up to 20 years. Generally, the maximum loan-to-value ratio for a multi-family or commercial real estate loan is 75%. First Federal requires written appraisals prepared by an approved independent appraiser of all properties located in Quincy, Illinois securing multi-family or commercial real estate loans in amounts over $50,000 and all properties located in the remainder of First Federal's market area securing multi-family or commercial real estate loans in amounts over $5,000.

         At December 31, 2000, First Federal's largest multi-family loan had a balance of $300,000 and was secured by an apartment complex located in Phoenix, Arizona. At December 31, 2000, this loan was performing according to its original terms. At December 31, 2000, First Federal's commercial real estate loans were secured by a variety of properties, including retail and small office properties, farmland and churches. At December 31, 2000, First Federal's largest commercial real estate loan had an outstanding balance of $880,000. The loan is secured by a gas station/convenience store located in Macomb, Illinois. At December 31, 2000, this loan was performing according to its original terms.

         Multi-family and commercial real estate lending affords First Federal an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by these properties usually are greater in amount and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by income producing properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. First Federal seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 75% for multi-family and commercial real estate loans and by strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral and the management of the property securing the loan. First Federal also attempts to minimize credit risk by lending almost solely on local properties to businesses with which First Federal is familiar. First Federal conducts a visual inspection for possible environmental compliance concerns and requires an environmental audit with respect to manufacturing facilities securing any loan over $200,000 and any other property where the inspection discloses possible problems. First Federal also generally obtains personal loan guarantees from financially capable parties.

         RESIDENTIAL CONSTRUCTION LOANS. First Federal originates construction loans to professional builders and to individuals for the construction and acquisition of personal residences. Most of First Federal's construction loans are made to individuals. First Federal's construction loans generally provide for the payment of interest only during the construction phase, which is usually six months. In the case of loans to individuals, at the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan to value ratio of 80%.

         Before making a commitment to fund a construction loan, First Federal requires an appraisal of the property by a licensed appraiser. First Federal also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion.

         Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property's value and the estimated cost of the property. If the estimate of construction cost proves to be inaccurate, First Federal may be required to advance funds beyond the amount originally committed to protect the value of the property. If the estimate of value upon completion proves to be inaccurate, First Federal may be confronted with a property whose value is insufficient to assure full repayment. First Federal has attempted to minimize the foregoing risks by, among other things, limiting its construction lending to residential properties, limiting loans to builders for speculative construction projects and by having all construction loans to individuals convert to permanent mortgage loans at the end of the construction phase. It is also First Federal's general policy to obtain regular financial statements and tax returns from builders so that it can monitor their financial strength and ability to repay.

         COMMERCIAL BUSINESS LOANS. First Federal makes commercial business loans in its market area to a variety of professionals, sole proprietorships, partnerships and corporations. First Federal offers a variety of commercial lending products that include term loans for equipment financing, term loans for business acquisitions, inventory financing and revolving lines of credit. In most cases, fixed-rate loans have terms up to 5 years and are fully amortizing. Revolving lines of credit generally will have adjustable rates of interest and are governed by a borrowing base certificate, payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and are generally indexed to the prime rate as published in THE WALL STREET JOURNAL. Furthermore, as circumstances warrant, First Federal may utilize a loan agreement for commercial loans.

         In making commercial business loans, First Federal considers a number of factors, including the financial condition of the borrower, the nature of the borrower's business, economic conditions affecting the borrower, First Federal's market area, the management experience of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the collateral. Commercial loans are generally secured by a variety of collateral, including equipment, inventory and accounts receivable, and supported by personal guarantees.

         Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are larger in amount and of higher risk and typically are made on the basis of the borrower's ability to repay the loan from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. To manage these risks, First Federal performs a credit analysis for each commercial loan at least annually. At December 31, 2000, First Federal's largest commercial loan was for $565,000 to an equipment manufacturer located in Quincy, Illinois. This loan was performing in accordance with its original terms at December 31, 2000.

         CONSUMER LOANS. First Federal offers a variety of consumer loans, including fully amortized home equity loans and second mortgage loans and automobile loans.

         First Federal offers fixed-rate home improvement loans with terms up to eight years. The home improvement loans are FHA-insured loans in amounts up to $25,000. The loan-to-value ratios of fixed-rate home improvement loans are generally limited to 80%.

         First Federal's second mortgage loans are generally either five-year, fixed-rate loans or five-year balloon loans. First Federal's second mortgages are limited to existing First Federal customers. The underwriting standards employed by First Federal for home equity loans and second mortgage loans include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.

         First Federal also originates consumer loans secured by automobiles and, occasionally, boats and other recreational vehicles. First Federal offers fixed-rate automobile loans with terms of up to 60 months. Loan-to-value ratios and maximum loan terms vary depending on the age of the vehicle. At December 31, 2000, automobile loans were 45% of First Federal's consumer and other loans.

         Other consumer loans offered by First Federal include loans secured by various personal property and share loans. Loans secured by personal property generally have a fixed-rate and a maximum term of five years. Share loans are secured by deposits at First Federal.

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

         LOANS TO ONE BORROWER. The maximum amount that First Federal may lend to one borrower is limited by regulation. At December 31, 2000, First Federal's regulatory limit on loans to one borrower was $5.1 million. At that date, First Federal's largest amount of loans to one borrower, including the borrower's related interests, was approximately $2.5 million and consisted of commercial real estate loans, commercial loans and a commercial working capital loan. These loans were performing according to their original terms at December 31, 2000.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. First Federal's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by First Federal's Board of Directors and management.

         First Federal's policies and loan approval limits are established and approved by the Board of Directors. With respect to residential mortgage loans, at least two members of First Federal's loan approval committee must approve all loans up to $300,000. All residential mortgage loans over $300,000 require prior approval of the full Board of Directors.

         With respect to commercial loans, including commercial mortgage loans, all extensions of credit that would result in total exposure to First Federal of $100,000 or less require the approval of the commercial loan manager or the Chief Executive Officer. All extensions of credit that would result in total exposure to First Federal of over $100,000 but no more than $500,000 require the approval of the commercial loan manager and the Chief Executive Officer. All extensions of credit that would result in total exposure to First Federal of over $500,000 but no more than $1,000,000 require the approval of the commercial loan manager, the Chief Executive Officer, and the commercial loan committee. Credit extensions that would result in total exposure to First Federal of more than $1,000,000 require the additional approval of the Board of Directors.

         Additionally, various bank personnel have been delegated authority to approve consumer loans, including automobile loans. The Chief Executive Officer reviews all consumer loan approvals after each loan is made.

         LOAN ORIGINATIONS, PURCHASES AND SALES. First Federal's lending activities are conducted by its employees operating through First Federal's offices. First Federal relies on advertising, referrals from realtors and customers, and personal contact by First Federal's staff to generate loan originations. First Federal does not use loan correspondents or other third-parties to originate loans and, in recent years, has not been an active purchaser of loans. In the past, First Federal purchased whole loans and participation interests in commercial and residential mortgage loans through a mortgage company in Colorado. First Federal has also participated in a small amount of loans through a group of institutions organized to lend to businesses in the Quincy, Illinois business district. Except for loans originated through the Federal Home Loan Bank's Mortgage Partnership Finance Program, First Federal generally retains for its portfolio all of the loans that it originates. First Federal's ability to originate adjustable-rate and balloon loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

         The following table presents total loans originated, purchased and repaid during the periods indicated. First Federal did not sell any loans during the periods indicated.

                                                                  YEAR ENDED
                                            TEN MONTHS ENDED    FEBRUARY 29/28,
                                              DECEMBER 31,  -----------------------
                                                  2000        2000          1999
                                               ----------   ----------   ----------
                                                          (IN THOUSANDS)
Loans at beginning of period...................$  113,993   $  102,258   $  105,771
   Originations:
      Real estate:
         One- to four-family...................     8,092       11,797       12,870
         Multi-family and commercial...........     1,626        6,308          352
         Construction..........................     1,909        3,236        3,683
                                               ----------   ----------   ----------
            Total real estate loans............    11,627       21,341       16,905

      Consumer:
         Home improvement......................     1,157        1,258          979
         Automobile............................     2,683        3,824        3,864
         Other.................................     2,530        4,638        4,072
                                               ----------   ----------   ----------
            Total consumer loans...............    6,370        9,720        8,915

      Commercial...............................     4,066        6,754        1,562
                                               ----------   ----------   ----------
            Total loans originated.............    22,063       37,815       27,382

Loans purchased................................        --           --          275
Deduct:
   Principal loan repayments and prepayments...    19,843       26,044       30,988
   Loan sales..................................        --           --           --
   Transfers to REO and repossessed assets.....       130           36          182
                                               ----------   ----------   ----------
            Sub-total..........................    19,973       26,080       31,170
                                               ----------   ----------   ----------
Net loan activity..............................     2,090       11,735       (3,513)
                                               ----------   ----------   ----------
            Loans at end of period.............$  116,083   $  113,993   $  102,258
                                               ==========   ==========   ==========



         LOAN COMMITMENTS. First Federal issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval. At December 31, 2000, First Federal had loan commitments and unadvanced loans and lines of credit totaling $4.4 million. See note 10 of the notes to financial statements included in this annual report.

         LOAN FEES. In addition to interest earned on loans, First Federal receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions.

         First Federal charges loan origination fees, which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2000, First Federal had $126,000 of net deferred loan costs.

         NONPERFORMING ASSETS AND DELINQUENCIES. All loan payments are due on the first day of each month. When a borrower on a residential mortgage loan fails to make a required loan payment, First Federal attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed after 30 days of delinquency. In most cases, deficiencies are cured promptly. A second notice is mailed after 60 days of delinquency and First Federal follows up the second notice with a letter and a phone call to the borrower. On or about the 90th day of delinquency, First Federal sends a third late notice and a personal collection letter giving the borrower 10 days in which to work out a payment schedule. On or about the 120th day of delinquency, First Federal sends a final late notice and a compulsory collection letter from First Federal's attorney warning the borrower of possible foreclosure if the account is not brought up to date within 30 days. While First Federal generally prefers to work with borrowers to resolve problems, First Federal will institute foreclosure or other proceedings after five months of delinquency, as necessary, to minimize any potential loss.

         When a borrower on a consumer loan fails to make a required loan payment, a late notice is mailed on the day after the payment is due. A second notice is mailed after 10 days of delinquency and First Federal follows up with a letter and a phone call to the borrower. Depending on the type of collateral, First Federal may take action to repossess the property securing the loan.

         A report listing all delinquent commercial loans and commercial real estate loans is generated and reviewed by management, including the Board of Directors, on a monthly basis. The procedures taken by First Federal with respect to delinquencies vary depending on the nature of the loan and cause of delinquency. When a commercial borrower fails to make a required payment on a loan, First Federal takes a number of actions to have the debtor cure the delinquency and return the account to current status. The commercial loan department will send a written notice of non-payment after the payment or loan is first past due. The commercial loan department will then via telephone, written correspondence or face-to-face contact attempt to ascertain the reasons for delinquency and the prospects for repayment. In the event that payment is not received or not otherwise satisfied, additional telephone calls and letters are generally made. If the loan is 90 days delinquent, First Federal will commence legal proceedings.

         Management informs the Board of Directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure, and all foreclosed and repossessed property that First Federal owns.

         First Federal ceases accruing interest on loans when principal or interest payments are delinquent 90 days or more unless the loan is adequately collateralized and in the process of collection. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income once management determines that interest is uncollectible.

         The following table presents information with respect to First Federal's nonperforming assets at the dates indicated.


                                                 AT                        AT FEBRUARY 29/28,
                                             DECEMBER 31,  ---------------------------------------------------
                                                2000          2000          1999         1998          1997
                                             ----------    ----------    ----------   ----------    ----------
                                                                    (DOLLARS IN THOUSANDS)
Accruing loans past due 90 days or more:

    One- to four-family real estate..........$      806    $      875    $      642   $      911    $    1,497
    Multi-family and
      commercial real estate.................        87            --            --           25           158
    Consumer.................................       174           105           121          165           245
    Commercial...............................        --            --            --           --            --
                                             ----------    ----------    ----------   ----------    ----------
        Total................................     1,067           980           763        1,101         1,900
Non-accruing loans:
   One- to four-family real estate...........        23            32            17           18            98
   Multi-family and commercial real estate...        --            --            --           --            --
   Consumer..................................        --            --             2           --            --
   Commercial................................        --            --            --           --            --
                                             ----------    ----------    ----------   ----------    ----------
      Total..................................        23            32            19           18            98
Real estate owned (REO)......................        --            48            60           25           106
Other repossessed assets.....................        64            --            15           33            22
                                             ----------    ----------    ----------   ----------    ----------
      Total nonperforming assets.............$    1,154    $    1,060    $      857   $    1,177    $    2,126
                                             ==========    ==========    ==========   ==========    ==========
Total nonperforming loans
   as a percentage of total loans............      0.94%         0.89%         0.76%        1.06%         1.95%
Total nonperforming assets
   as a percentage of total assets...........      0.49%         0.50%         0.43%        0.63%         1.18%



         Interest income that would have been recorded for the ten months ended December 31, 2000 had nonaccruing loans been current according to their original terms amounted to approximately $2,000. Interest related to these loans of approximately $500 was included in interest income for the ten months ended December 31, 2000.

         The following table sets forth the delinquencies in First Federal's loan portfolio as of the dates indicated.

                                                                                               AT FEBRUARY 29/28,
                                                                                  -----------------------------------------
                                               AT DECEMBER 31, 2000                                   2000
                                  --------------------------------------------    ---------------------------------------
                                        60-89 DAYS            90 DAYS OR MORE          60-89 DAYS           90 DAYS OR MORE
                                  --------------------    --------------------    --------------------    -------------------
                                    NUMBER   PRINCIPAL     NUMBER    PRINCIPAL    NUMBER     PRINCIPAL    NUMBER    PRINCIPAL
                                      OF     BALANCE OF      OF      BALANCE OF     OF       BALANCE OF      OF     BALANCE OF
                                    LOANS      LOANS       LOANS       LOANS       LOANS       LOANS       LOANS      LOANS
                                  --------    --------    --------    --------    --------    --------    --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family ...........       36    $1,210        21     $  829           22      $  577           22      $  907
   Multi-family and commercial ...        4       213         2         87            2          66           --          --
   Construction ..................       --        --        --         --            1          70           --          --
Consumer loans:
   Home improvement ..............        3        24         7         37            3          11            4          17
   Automobile ....................       14        92        23        129           11          86           15          60
   Other .........................        1         6         3          8           --          --            2          28
Commercial loans .................       --        --        --         --           --          --           --          --
                                    --------  --------  --------   --------     --------    --------     --------    --------
      Total ......................       58    $1,545        56     $1,090           39      $  810           43      $1,012
                                    ========  ========  ========   ========     ========    ========     ========    ========
Delinquent loans to total loans ..               1.33%                0.94%                    0.71%                    0.89%



[WIDE TABLE CONTINUED FROM ABOVE]



                                                AT FEBRUARY 29/28,
                                  -------------------------------------------
                                                    1999
                                  -------------------------------------------
                                      60-89 DAYS           90 DAYS OR MORE
                                  -------------------    --------------------
                                    NUMBER  PRINCIPAL    NUMBER    PRINCIPAL
                                      OF    BALANCE OF    OF       BALANCE OF
                                    LOANS     LOANS      LOANS       LOANS
                                  --------   --------   --------   --------

Real estate loans:
   One- to four-family .........      12      $296          20        $659
   Multi-family and commercial .      --        --          --          --
   Construction ................      --        --          --          --
Consumer loans:
   Home improvement ............       1         1           7          33
   Automobile ..................      10        47          12          61
   Other .......................       2        47           3          29
Commercial loans ...............      --        --          --          --
                                    ---------------------------------------
      Total ....................      25      $391          42        $782
                                    =======================================
Delinquent loans to total loans .             0.38%                   0.76%

         REAL ESTATE OWNED. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges to expense. At December 31, 2000, First Federal has no real estate owned.

         ASSET CLASSIFICATION. Federal banking regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified.

         There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention." First Federal monitors "special mention" assets.

         The following table presents classified assets at December 31, 2000.

                                   LOSS                   DOUBTFUL                 SUBSTANDARD             SPECIAL MENTION
                         -----------------------   -----------------------   -----------------------   -----------------------
                         PRINCIPAL    NUMBER OF    PRINCIPAL    NUMBER OF    PRINCIPAL    NUMBER OF    PRINCIPAL    NUMBER OF
                          BALANCE        LOANS      BALANCE        LOANS      BALANCE        LOANS      BALANCE        LOANS
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Real estate loans:
   One- to four-family . $       --           --   $       --           --   $      422           11   $      115            4
   Multi-family and
      commercial .......         --           --           --           --           --           --           --           --
   Construction ........         --           --           --           --           --           --           --           --
Consumer loans:
   Home improvement ....          2            4           --           --           35            7           --           --
   Automobile ..........         60           12           --           --           46            8           --           --
   Share loans .........         --           --           --           --           --           --           --           --
   Other ...............          3            1           --           --            5            2           --           --
Commercial loans .......         --           --           --           --           --           --           --           --
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
         Total ......... $       65           17   $       --           --   $      508           28   $      115            4
                         ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


         ALLOWANCE FOR LOAN LOSSES. In originating loans, First Federal recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. First Federal maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

         The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, peer group comparisons, industry data and economic conditions. In addition, the regulatory agencies, as an integral part of their examination process, periodically review First Federal's allowance for loan losses. Such agencies may require First Federal to make additional provisions for estimated losses based upon judgments different from those of management.

         In connection with assessing the allowance, loss factors are applied to various pools of outstanding loans. First Federal segregates the loan portfolio according to risk characteristics (I.E., mortgage loans, business, consumer). Loss factors are derived using First Federal's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

         In addition, management assesses the allowance using factors that cannot be associated with specific credit or loan categories. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology reflects management's objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

         At December 31, 2000, First Federal's allowance for loan losses represented 0.49% of total loans and 52.48% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while First Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal's loan portfolio, will not request First Federal to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal's financial condition and results of operations.

         The following table presents an analysis of First Federal's allowance for loan losses.

                                                 TEN MONTHS
                                                    ENDED          YEAR ENDED FEBRUARY 29/28,
                                                  DECEMBER 31, -----------------------------------
                                                     2000       2000      1999      1998      1997
                                                   --------    -----     -----     -----     -----
                                                                 (DOLLARS IN THOUSANDS)
Allowance for loan losses,
   beginning of period .........................   $ 483    $ 457     $ 486     $ 467     $ 442
Charged-off loans:
   One- to four-family real estate .............      --       --       (89)       --        --
   Multi-family and commercial .................      --       --        --        --        --
   Consumer ....................................      --      (93)      (73)       (8)       (2)
                                                --------    -----     -----     -----     -----
      Total charged-off loans ..................      --      (93)     (162)       (8)       (2)
Recoveries on loans previously
   charged off:
   One- to four-family real estate .............      --       --        64        --        --
   Multi-family and commercial .................      15       --        --        --        --
   Consumer ....................................       3       --        63        --        --
                                                --------    -----     -----     -----     -----
      Total recoveries .........................      18       --       127        --        --
                                                --------    -----     -----     -----     -----
Net loans charged-off ..........................      18      (93)      (35)       (8)       (2)
Provision for loan losses ......................      71      119         6        27        27
                                                --------    -----     -----     -----     -----
Allowance for loan losses, end of period .......   $ 572    $ 483     $ 457     $ 486     $ 467
                                                ========    =====     =====     =====     =====
Allowance for loan losses
   to total loans ..............................    0.49%    0.42%     0.45%     0.46%     0.46%
Allowance for loan losses to nonperforming loans
   and troubled debt restructurings ............   52.48%   47.73     58.44     43.43     23.37
Recoveries to charge-offs ......................      --       --     78.40        --        --


         The following table presents the approximate allocation of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

                                                                                       AT FEBRUARY 29/28,
                                                                 --------------------------------------------------------------
                                       AT DECEMBER 31, 2000                 2000                            1999
                                -------------------------------  ------------------------------  ------------------------------
                                             % OF      PERCENT               % OF      PERCENT               % OF      PERCENT
                                          ALLOWANCE    OF LOANS            ALLOWANCE   OF LOANS            ALLOWANCE   OF LOANS
                                           IN EACH     IN EACH             IN EACH     IN EACH             IN EACH     IN EACH
                                           CATEGORY   CATEGORY             CATEGORY   CATEGORY             CATEGORY   CATEGORY
                                           TO TOTAL   TO TOTAL             TO TOTAL   TO TOTAL             TO TOTAL   TO TOTAL
                                 AMOUNT   ALLOWANCE     LOANS    AMOUNT   ALLOWANCE     LOANS    AMOUNT   ALLOWANCE     LOANS
                                --------  ----------  --------- --------  ----------  --------  --------  ----------  --------
                                                                   (DOLLARS IN THOUSANDS)
Real estate ......................  $195       34.09%     84.73%    $198       40.99%    85.66%      $180      39.39%    87.88%
Consumer .........................   156       27.27      10.72      163       33.75     10.93        142      31.07     11.60
Commercial .......................    99       17.31       4.55       73       15.11      3.41         --         --      0.52
Unallocated ......................   122       21.33         --       49       10.15        --        135       29.54       --
                                  --------   --------   --------   --------   --------  --------   --------    -------   ------
   Total allowance
            for loan losses ......  $572      100.00%            $   483      100.00%              $  457      100.00%
                                  ========   ========            ========     =======              ========    =======



[WIDE TABLE CONTINUED FROM ABOVE]


                                                       AT FEBRUARY 29/28,
                                ----------------------------------------------------------------------
                                           1998                                 1997
                                ---------------------------------- -----------------------------------
                                          % OF       PERCENT                    % OF        PERCENT OF
                                        ALLOWANCE    OF LOANS                 ALLOWANCE      LOANS IN
                                         IN EACH     IN EACH                   IN EACH         EACH
                                         CATEGORY    CATEGORY                  CATEGORY      CATEGORY
                                         TO TOTAL    TO TOTAL                  TO TOTAL      TO TOTAL
                                AMOUNT   ALLOWANCE    LOANS       AMOUNT      ALLOWANCE       LOANS
                               --------  ----------  -------      ------   --------------  -----------
                                                      (DOLLARS IN THOUSANDS)
Real estate.................. $   197       40.53%    88.91%     $   250       53.53%        89.60%
Consumer.....................     151       31.07     10.65          182       38.97          9.80
Commercial...................      --          --      0.44           --          --          0.60
Unallocated..................     138       28.40        --           35        7.50            --
                              -------     -------                -------      -------
   Total allowance
            for loan losses.. $   486      100.00%               $   467      100.00%
                              =======     =======                =======      =======

INVESTMENT ACTIVITIES

         Under federal law, First Federal has authority to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Chicago and certificates of deposit of federally insured institutions. Within certain regulatory limits, First Federal may also invest a portion of its assets in corporate securities, including non-mortgage, asset-backed instruments. Savings institutions like First Federal are also required to maintain an investment in Federal Home Loan Bank of Chicago stock. First Federal is required under federal regulations to maintain a minimum amount of liquid assets.

         First Federal's Board of Directors has the overall responsibility for First Federal's investment portfolio, including approval of First Federal's investment policy and appointment of First Federal's Investment Committee. The Board of Directors reviews, updates and approves First Federal's investment policy at least quarterly. The Board of Directors also reviews on at least a quarterly basis an investment activities reporting package prepared by the Investment Committee, which provides portfolio activity, risk levels and compliance with risk limits. The Investment Committee is responsible for approving major policies for conducting investment activities, including the establishment of risk limits and also ensures that management has the requisite skills to manage the risks associated with approved investment activities. First Federal's Chief Executive Officer is authorized to make investment decisions consistent with First Federal's investment policy and the recommendations of First Federal's Investment Committee and is primarily responsible for daily investment activities. The Investment Committee generally meets monthly with the Chief Executive Officer in order to review and determine investment strategies and transactions.

         First Federal's investment policy is designed to complement First Federal's lending activities, provide an alternative source of income through interest and dividends, diversify First Federal's assets and improve liquidity. Investment decisions are made in accordance with First Federal's investment policy and are based upon the quality of a particular investment, its inherent risks, the composition of the balance sheet, market expectations, First Federal's liquidity, income and collateral needs and how the investment fits within First Federal's interest rate risk strategy.

         The primary objective of the investment portfolio is to maintain an adequate source of liquidity sufficient to meet regulatory and operating requirements, and to safeguard against deposit outflows, reduced loan amortization and increased loan demand. The investment portfolio primarily includes debt issues and mortgage-backed securities. All of First Federal's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. However, mortgage- backed securities still carry market risk, insofar as increases in market interest rates may cause a decrease in market value, and prepayment risk, which is risk that the securities will be repaid before maturity and that First Federal will have to reinvest the funds at a lower interest rate.

         First Federal's investment portfolio grew in 1998, 1999 and 2000 due to the low interest rate environment. This low interest rate environment led to a higher demand for long-term, fixed-rate loans, which First Federal did not offer, and caused borrowers to refinance adjustable-rate mortgage loans. Together, the decreased demand for First Federal loan products and the refinancing of current loans caused an increase in liquidity at First Federal, which First Federal invested in debt and mortgage-backed securities. As market conditions permit, First Federal intends to use funds from the sale and maturity of securities to make new loans or retire debt.

         Generally accepted accounting principles require that securities be categorized as either "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Debt securities may be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. First Federal does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

         At December 31, 2000, First Federal did not own any securities, other than U.S. Government and agency securities, that had an aggregate book value in excess of 10% of First Federal's retained earnings at that date.

         The following table presents the amortized cost and fair value of First Federal's securities, by type of security, at the dates indicated.


                                                                                     AT FEBRUARY 29/28,
                                                                           -------------------------------------------
                                                     AT DECEMBER 31, 2000         2000                     1999
                                                     --------------------  ---------------------   -------------------
                                                      AMORTIZED    FAIR    AMORTIZED     FAIR     AMORTIZED      FAIR
                                                        COST       VALUE      COST       VALUE       COST       VALUE
                                                      --------   --------   --------    --------   --------   --------
                                                                            (IN THOUSANDS)
Securities:
   Debt securities held-to-maturity:
      Obligations of U.S. government agencies .....   $ 58,783   $ 58,117   $ 55,801    $ 52,917   $ 45,996   $ 45,637
      Other securities ............................      1,329      1,343      1,329       1,328      1,432      1,443
                                                      --------   --------   --------    --------   --------   --------
            Total .................................     60,112     59,460     57,130      54,245     47,428     47,080

   Debt securities available-for-sale:
      Obligations of U.S. Treasury and U.S.
         government agencies ......................      4,000      3,950      4,000       3,787      3,000      2,996
      Other securities ............................        600        600        526         492        423        425
                                                      --------   --------   --------    --------   --------   --------
            Total .................................      4,600      4,550      4,526       4,279      3,423      3,421

   Equity securities available-for-sale:
      FHLB stock ..................................        944        944        894         894        930        930
      FHLMC stock .................................         29      1,757         26       1,110         26      1,532
   U.S. government mortgage securities fund .......     15,461     15,071     14,605      13,789     13,765     13,439
   Adjustable rate mortgage securities fund .......      3,227      3,228      2,093       2,068      1,000      1,000
                                                      --------   --------   --------    --------   --------   --------
         Total equity securities available-for-sale     19,661     21,000     17,618      17,861     15,721     16,901
                                                      --------   --------   --------    --------   --------   --------
         Total debt and equity securities .........     84,373     85,010     79,274      76,385     66,572     67,402

Mortgage-related securities:
   Mortgage-related securities held-to-
      maturity:
      FHLMC .......................................        705        732        817         824      1,862      1,925
      FNMA ........................................        802        799        968         955      2,216      2,242
      GNMA ........................................         --         --         12          12         18         19
                                                      --------   --------   --------    --------   --------   --------
         Total mortgage-related securities
            held-to-maturity ......................      1,507      1,531      1,797       1,791      4,096      4,186

   Mortgage-related securities available-for-sale:
      FHLMC .......................................      3,550      3,553      3,669       3,657      1,476      1,478
      FNMA ........................................      4,010      4,028      2,369       2,255      2,874      2,858
      GNMA ........................................      9,472      9,461      1,434       1,390      1,939      1,964
                                                      --------   --------   --------    --------   --------   --------
         Total mortgage-related securities
            available-for-sale ....................     17,032     17,042      7,472       7,302      6,289      6,300
                                                      --------   --------   --------    --------   --------   --------
            Total mortgage-related securities .....     18,539     18,573      9,269       9,093     10,385     10,486
         Net unrealized (losses) gains on
            available-for-sale securities .........      1,299         --       (174)         --      1,189         --
                                                      --------   --------   --------    --------   --------   --------
            Total securities ......................   $104,211   $103,583   $ 88,369    $ 85,478   $ 78,146   $ 77,888
                                                      ========   ========   ========    ========   ========   ========

         The following presents the activity in the securities and mortgage-backed securities portfolios for the periods indicated.

                                                                                     YEAR ENDED
                                                                                  FEBRUARY 29/28,
                                                       TEN MONTHS ENDED       -----------------------
                                                      DECEMBER 31, 2000          2000         1999
                                                      -----------------       ----------    ---------
                                                                       (IN THOUSANDS)
MORTGAGE-RELATED SECURITIES:
   Mortgage-related securities, beginning of period .... $    9,099           $   10,396    $   14,957
   Purchases:
      Mortgage-related securities - held-to-maturity ...         --                   --            --
      Mortgage-related securities - available-for-sale .     11,665                3,003         2,020
   Repayments and prepayments:
      Mortgage-related securities ......................     (2,434)              (4,136)       (6,613)
   Increase (decrease) in net discount .................         39                   17            53
   Increase (decrease) in unrealized gain ..............        180                 (181)          (21)
                                                         ----------           ----------    ----------
   Mortgage-related securities, end of period .......... $   18,549           $    9,099    $   10,396
                                                         ==========           ==========    ==========

SECURITIES:
   Securities, beginning of period ..................... $   79,270           $   67,750    $   47,978
   Purchases:
      Securities - held-to-maturity ....................      2,952               18,803        47,200
      Securities - available-for-sale ..................      1,073                2,100         5,439
      Reinvestment of dividends ........................      1,044                  933           717
   Redemption of FHLB stock ............................         --                  (35)           --
   Maturities and calls:
      Securities - held-to-maturity ....................         --               (9,103)      (16,801)
      Securities - available-for-sale ..................         --                   --       (16,996)
   Increase (decrease) in net discount .................         31                    5            26
   Increase (decrease) in unrealized gain ..............      1,292               (1,183)          187
                                                         ----------           ----------    ----------
   Securities, end of period ........................... $   85,662           $   79,270    $   67,750
                                                         ==========           ==========    ==========

                                       21

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of First Federal's securities and mortgage-related securities as of December 31, 2000.


                                                                        AT DECEMBER 31, 2000
                                    ---------------------------------------------------------------------------------------------
                                                                              MORE THAN
                                                       MORE THAN ONE YEAR     FIVE YEARS         MORE
                                     ONE YEAR OR LESS     TO FIVE YEARS      TO TEN YEARS    THAN TEN YEARS          TOTAL
                                    -----------------  -----------------  -----------------  -----------------  -----------------
                                              WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED
                                    CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE
                                     VALUE    YIELD     VALUE    YIELD     VALUE    YIELD     VALUE    YIELD     VALUE    YIELD
                                    --------  -------  -------- -------- --------- -------- --------- -------- --------- --------
                                                                      (DOLLARS IN THOUSANDS)
Held-to-maturity securities:
   Debt securities:
      Municipal securities ........  $    --      --%  $   990     4.96%  $   289     5.85%  $    50      6.0%  $ 1,329     5.19%
      Obligations of U.S.
         Government agencies ......    2,981     6.09   29,997     6.06    25,805     6.27        --       --    58,783     6.16

   Mortgage-related securities ....      401     6.18      867     6.70       230    12.90         9    11.87     1,507     7.54
                                     -------           -------            -------            -------            -------
      Total securities at
          amortized cost ..........  $ 3,382     6.11  $31,854     6.04   $26,324     6.32   $    59     6.89   $61,619     6.17
                                     =======           =======            =======            =======            =======
Available-for-sale securities:
   Debt securities:
      Obligations of the U.S.
         Treasury..................  $    --       --% $    --       --%  $    --       --%  $    --       --%  $    --       --%
      Municipals ..................       --       --       --       --       600     4.50        --       --       600     4.50
      Obligations of U.S.
         Government agencies ......       --       --       --       --     3,950     6.71        --       --     3,950     6.71
   Equity securities ..............       --       --       --       --        --       --    21,000     6.43    21,000     6.43
   Mortgage-related securities ....       --       --       24     7.83     1,634     6.44    15,384     6.60    17,042     6.16
                                     -------           -------            -------            -------            -------

   Total securities at fair
      value .......................  $    --       --% $    24     7.83%  $ 6,184     6.42%  $36,384     6.50%  $42,592     6.32%
                                     =======           =======            =======            =======            =======

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits are the major external source of funds for First Federal's lending and other investment activities. In addition, First Federal also generates funds internally from loan principal repayments and prepayments and maturing securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. First Federal may use borrowings from the Federal Home Loan Bank of Chicago to compensate for reductions in the availability of funds from other sources. Presently, First Federal has no other borrowing arrangements aside from the Federal Home Loan Bank.

         DEPOSIT ACCOUNTS. Nearly all of First Federal's depositors reside in Illinois, Missouri, or Iowa. First Federal offers a wide variety of deposit accounts with a range of interest rates and terms. First Federal's deposit accounts consist of a variety of savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of First Federal's certificate of deposit accounts range from 91 days to four years. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate. First Federal reviews its deposit mix and pricing weekly.

         First Federal believes it is competitive in the interest rates it offers on its deposit products. First Federal determines the rates paid based on a number of factors, including rates paid by competitors, First Federal's need for funds and cost of funds, borrowing costs and movements of market interest rates. First Federal does not utilize brokers to obtain deposits and at December 31, 2000 had no brokered deposits.

         The following table indicates the amount of First Federal's jumbo certificates of deposits by time remaining until maturity as of December 31, 2000. Jumbo certificates of deposits have principal balances of $100,000 or more.

                                                                      WEIGHTED
                                                                      AVERAGE
MATURITY PERIOD                                         AMOUNT          RATE
---------------                                        ---------     ----------
                                                          (DOLLARS IN THOUSANDS)

Three months or less...........................         $  6,779        5.97%
Over 3 through 6 months........................            1,831        5.97
Over 6 through 12 months.......................            5,936        6.42
Over 12 months.................................            2,239        5.87
                                                        --------
      Total....................................         $ 16,785        6.11
                                                        ========

         The following table presents the deposit activity of First Federal for the periods indicated.

                                                               YEAR ENDED FEBRUARY 29/28,
                                             TEN MONTHS ENDED  --------------------------
                                             DECEMBER 31, 2000     2000           1999
                                             -----------------  ---------      ---------
                                                              (IN THOUSANDS)

Beginning balance .............................  $ 182,572      $ 176,682      $ 162,824
Increase (decrease) before interest credited ..     (3,975)        (1,091)         6,985
Interest credited .............................      6,281          6,981          6,873
                                                 ---------      ---------      ---------
Net increase ..................................      2,306          5,890         13,858
                                                 ---------      ---------      ---------
      Ending balance ..........................  $ 184,878      $ 182,572      $ 176,682
                                                 =========      =========      =========


         The following table sets forth the balances and changes in dollar amounts in the various accounts offered by First Federal between the dates indicated.

                                                                                     YEAR ENDED FEBRUARY 29/28,
                                            TEN MONTHS ENDED             ---------------------------------------------------
                                              DECEMBER 31, 2000                      2000                       1999
                                        -----------------------------    ------------------------------   ------------------
                                                   PERCENT   INCREASE/              PERCENT   INCREASE/              PERCENT
                                         AMOUNT   OF TOTAL  (DECREASE)    AMOUNT   OF TOTAL  (DECREASE)    AMOUNT   OF TOTAL
                                        --------  --------   --------    --------  --------    --------   --------  --------
                                                                       (DOLLARS IN THOUSANDS)
Savings accounts .....................  $ 17,639      9.54%  $ (1,916)   $ 19,555     10.71%   $ (1,205)  $ 20,760     11.75%
Money market deposits ................    21,423     11.58      3,106      18,317     10.03       7,064     11,253      6.37
NOW accounts .........................    17,256      9.34        (19)     17,275      9.46       1,633     15,642      8.85
Certificates maturing:
   Within 1 year .....................   113,530     61.41     14,637      98,893     54.17      16,488     82,405     46.64
   After 1 year, but within 2 years ..     8,946      4.84    (13,808)     22,754     12.46     (12,613)    35,367     20.02
   After 2 years, but within 5 years .     3,441      1.86       (922)      4,363      2.39      (6,217)    10,580      5.99
                                        --------  --------   --------    --------  --------    --------   --------  --------
      Total certificates .............   125,917     68.11        (93)    126,010     69.02      (2,342)   128,352     72.65
Noninterest-bearing deposits .........     2,643      1.43      1,228       1,415      0.78         740        675      0.38
                                        --------  --------   --------    --------  --------    --------   --------  --------
      Total ..........................  $184,878    100.00%  $  2,306    $182,572    100.00%   $  5,890   $176,682    100.00%
                                        ========  ========   ========    ========  ========    ========   ========  ========


         BORROWINGS. First Federal has the ability to use advances from the Federal Home Loan Bank of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Chicago functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Chicago, First Federal is required to own capital stock in the Federal Home Loan Bank of Chicago and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2000, First Federal had the ability to borrow a total of approximately $18.9 million from the Federal Home Loan Bank of Chicago.

         The following tables presents certain information regarding First Federal's use of Federal Home Loan Bank of Chicago advances during the periods indicated.

                                                                            YEAR ENDED
                                                                          FEBRUARY 29/28,
                                                                      ---------------------
                                                 TEN MONTHS ENDED
                                                 DECEMBER 31, 2000      2000          1999
                                                 -----------------    -------       -------
                                                              (DOLLARS IN THOUSANDS)
FHLB advances and other borrowings:
  Average balance outstanding ......................   $ 4,789        $ 5,498         --
  Maximum amount outstanding at any month-end
     during the period .............................     7,000         14,000         --
  Balance outstanding at end of period .............     5,000          6,000         --
  Weighted average interest rate during the period .      6.80%          5.79%        --
  Weighted average interest rate at end of period ..      6.24           6.16         --

SUBSIDIARY ACTIVITIES

         First Federal Bancshares' sole subsidiary is First Federal Bank.

PERSONNEL

         As of December 31, 2000, First Federal had 48 full-time employees and six part-time employees, none of whom is represented by a collective bargaining unit. First Federal believes its relationship with its employees is good.

                           REGULATION AND SUPERVISION

GENERAL

         As a savings and loan holding company, First Federal Bancshares is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. First Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. First Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. First Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test First Federal's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on the Company, First Federal and their operations. Certain of the regulatory requirements applicable to First

Federal and to First Federal Bancshares are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on First Federal and First Federal Bancshares.

HOLDING COMPANY REGULATION

         First Federal Bancshares is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as First Federal Bancshares was not generally restricted as to the types of business activities in which it may engage, provided that First Federal continued to be a qualified thrift lender. SEE "FEDERAL SAVINGS INSTITUTION REGULATION - QTL TEST." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as First Federal continues to comply with the QTL Test, First Federal Bancshares does not qualify for the grandfather. Upon any non-supervisory acquisition by First Federal Bancshares of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, First Federal Bancshares would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of First Federal Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

         A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of First Federal Bancshares and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

         The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. First Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend to First Federal Bancshares. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

         BUSINESS ACTIVITIES. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, E.G., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

         CAPITAL REQUIREMENTS. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2000, First Federal met each of its capital requirements.

         The following table presents First Federal's capital position at December 31, 2000.

                                                                                            CAPITAL
                                                                   EXCESS      ---------------------------------
                              ACTUAL           REQUIRED         (DEFICIENCY)         ACTUAL           REQUIRED
                              CAPITAL          CAPITAL             AMOUNT            PERCENT          PERCENT
                       -----------------   -------------   -----------------   --------------    ---------------
                                                     (DOLLARS IN THOUSANDS)
Tangible..................    $34,409          $3,407             $31,002             15.2%              1.50%
Core (Leverage)...........     34,409           9,085              25,324             15.2               4.00
Risk-based................     35,518           8,146              27,372             35.6               8.00

         PROMPT CORRECTIVE REGULATORY ACTION. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is

"critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         INSURANCE OF DEPOSIT ACCOUNTS. First Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         First Federal's assessment rate for fiscal 2000 was 0 basis points and the premium paid for this period was $37,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2000, FICO payments for Savings Association Insurance Fund members approximated 2.07 basis points.

         Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of First Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

         QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, First Federal maintained 74.31% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         LIMITATION ON CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (I.E., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like First Federal, it is a subsidiary of a holding company. In the event First Federal's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, First Federal's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

         LIQUIDITY. During 2000, First Federal was required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4%. Recent legislation has eliminated the statutory liquidity requirement.

         ASSESSMENTS. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in First Federal's latest quarterly thrift financial report. The assessments paid by First Federal for the fiscal year ended December 31, 2000 totaled $56,000.

         TRANSACTIONS WITH RELATED PARTIES. First Federal's authority to engage in transactions with "affiliates" (E.G., any company that controls or is under common control with an institution, including First Federal Bancshares and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         First Federal's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal's capital position and requires certain board approval procedures to be followed.

         ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit

Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

FEDERAL HOME LOAN BANK SYSTEM

         First Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. First Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2000 of $944,000.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, First Federal's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.5 million to and including $42.8 million; a 10% reserve ratio is applied above $42.8 million. The first $5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. First Federal complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

FEDERAL INCOME TAXATION

         GENERAL. First Federal Bancshares and First Federal Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to First Federal Bancshares and First Federal Bank in the same manner as to other corporations with some exceptions, including particularly First Federal Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal Bank or First Federal Bancshares. First Federal Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 2000 tax year, First Federal's maximum federal income tax rate was 34%.

         BAD DEBT RESERVES. For fiscal years beginning before December 31, 1995, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.

         Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $2.3 million of First Federal Bank's accumulated bad debt reserves would not be recaptured into taxable income unless First Federal Bank makes a "non-dividend distribution" to First Federal Bancshares as described below.

         DISTRIBUTIONS. If First Federal Bank makes "non-dividend distributions" to First Federal Bancshares, they will be considered to have been made from First Federal Bank's unrecaptured tax bad debt reserves, including the balance of its reserves as of February 28, 1988, to the extent of the "non-dividend distributions," and then from First Federal's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in First Federal's taxable income. Non-dividend distributions include distributions in excess of First Federal's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of First Federal's current or accumulated earnings and profits will not be so included in First Federal's taxable income.

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Federal makes a non-dividend distribution to First Federal Bancshares, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. First Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

STATE TAXATION

         ILLINOIS STATE TAXATION. First Federal is required to file Illinois income tax returns and pay tax at an effective tax rate of 7.18% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, the primary one of which is the exclusion of interest income on United States obligations.

         DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, First Federal Bancshares is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information regarding the executive officers and key employees of the Company and First Federal who are not also directors. The following individuals are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. Ages are as of March 1, 2001.

         PEGGY L. HIGGINS has served as Assistant Treasurer of the Company and Treasurer of First Federal since 2000. Ms. Higgins has also served as Senior Vice President of First Federal since 1998. Prior to becoming Senior Vice President, Ms. Higgins served as a Vice President. She has been affiliated with First Federal since 1976. Age 47.

         CATHY D. PENDELL has served as Treasurer of the Company and Senior Vice President of First Federal since 2000 and 1998, respectively. Prior to becoming Senior Vice President, Ms. Pendell served as a Vice President. She has been affiliated with First Federal since 1976. Ms. Pendell is a certified public accountant. Age 41.

         MILLIE R. SHIELDS has served as Senior Vice President of First Federal since 1998. Prior to becoming Senior Vice President, Ms. Shields served as a Vice President. She has been affiliated with First Federal since 1978. Age 41.

         RONALD A. FELD has served as Secretary of the Company and Vice President and Secretary of First Federal since 2000, 1987 and 1990, respectively. In 1995, Mr. Feld became Branch Manager of First Federal's Colchester office. He has been affiliated with First Federal since 1984. Age 58.

         MARK A. TYRPIN joined First Federal in September 1999 as Vice President and head of the commercial loan department. From 1990 until joining First Federal, Mr. Tyrpin was with Bank of America (formerly, NationsBank), most recently with the title of Vice President/Commercial Loan Manager. Age 35.

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTIES

         First Federal currently conducts its business through its main office located in Colchester, Illinois, and five other full-service banking offices, all of which it owns. First Federal is considering construction of a building on property that it owns in Quincy to house its commercial loan department and corporate offices. First Federal has not developed any plans for the facility or estimates of construction cost.

                                                             NET BOOK VALUE
                                                               OF PROPERTY
                                                              OR LEASEHOLD
                                          YEAR               IMPROVEMENTS AT
LOCATION                                ACQUIRED            DECEMBER 31, 2000
-----------                            -----------         -------------------
                                                             (IN THOUSANDS)
109 East Depot Street
Colchester, Illinois 62326                1940                   $  52

2001 Maine Street
Quincy, Illinois 62301                    1977                     277

101 North 36th Street
Quincy, Illinois 62301                    1988                     465

201 West Main Street
Mt. Sterling, Illinois 62353              1978                      30

430 West Jackson Street
Macomb, Illinois 61455                    1984                     406

190 East Hurst Street
Bushnell, Illinois 61422                  1989                     144

ITEM 3. LEGAL PROCEEDINGS

         First Federal Bancshares is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving First Federal Bank, such as claims to enforce liens, condemnation proceedings on properties in which First Federal Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to First Federal Bank's business. First Federal Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of First Federal Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information regarding the market for First Federal Bancshares' common equity and related stockholder matters is incorporated herein by reference to First Federal Bancshares' 2000 Annual Report to Stockholders on page 39.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information regarding management's discussion and analysis of financial condition and results of operation is incorporated herein by reference to First Federal Bancshares' 2000 Annual Report to Stockholders on pages
5 through 12.

ITEM 7. FINANCIAL STATEMENTS

         The information regarding financial statements is incorporated herein by reference to First Federal Bancshares' 2000 Annual Report to Stockholders on pages 13 through 37.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information regarding change in accountants is incorporated herein by reference to First Federal Bancshares' Proxy Statement for the 2001 Annual Meeting of Stockholders at page 13.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information relating to the directors and officers of First Federal Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to First Federal Bancshares' Proxy Statement for the 2001 Annual Meeting of Stockholders at pages 4 through 5 and page 8 and to Part I, Item 1, "Description of Business -- Executive Officers of the Registrant" at pages 30 through 31.

ITEM 10. EXECUTIVE COMPENSATION

         The information regarding executive compensation is incorporated herein by reference to First Federal Bancshares' Proxy Statement for the 2001 Annual Meeting of Stockholders at pages 6 through 7.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to First Federal Bancshares' Proxy Statement for the 2001 Annual Meeting of Stockholders at page 3.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to First Federal Bancshares' Proxy Statement for the 2001 Annual Meeting of Stockholders at page 8.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      (1)      The following are filed as a part of this report
                           by means of incorporation to First Federal
                           Bancshares' 2001 Annual Report to Stockholders:

                           o        Report of Independent Auditors

                           o Consolidated Statements of Financial Condition as of December 31, 2000 and February 29, 2000

                           o Consolidated Statements of Income for the Ten Months Ended December 31, 2000 and Year Ended February 29, 2000

                           o Consolidated Statements of Changes in Shareholders' Equity for the Ten Months Ended December 31, 2000 and Year Ended February 29, 2000

                           o Consolidated Statements of Cash Flows for the Ten Months Ended December 31, 2000 and Year Ended February 29, 2000

                           o        Notes to Consolidated Financial Statements

                  (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

                  (3)      Exhibits

                           3.1 Certificate of Incorporation of First Federal Bancshares, Inc.(1)

                           3.2      Bylaws of First Federal Bancshares, Inc.(1)

                           4.0 Specimen Stock Certificate of First Federal Bancshares, Inc.(1)

                           10.1 Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (2)

                           10.2 Employment Agreement between First Federal Bank and James J. Stebor (2)

                           10.3 First Federal Bank Supplemental Executive Retirement Plan (2)

                           10.4 First Federal Bank Employee Severance Compensation Plan (2)

                           13.0     Portions of the Annual Report to
                                    Stockholders

                           21.0     List of Subsidiaries

                           --------------------

                           (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.

                           (2) Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed November 14, 2000.

         (b)      Reports on Form 8-K

         None.

CONFORMED

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FIRST FEDERAL BANCSHARES, INC.


Date: March 21, 2001                             By:  /s/ James J. Stebor
                                                    ----------------------------
                                                    James J. Stebor
                                                    President, and Chief
                                                        Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





      Name                                     Title                                        Date
      ----                                     -----                                        ----

/s/ James J. Stebor                            President, Chief Executive               March 21, 2001
-------------------------------                Officer and Director
James J. Stebor                                (principal executive officer)



/s/ Cathy D. Pendell                           Treasurer                                March 21, 2001
-------------------------------                (principal financial and
Cathy D. Pendell                               accounting officer)



/s/ Franklin M. Hartzell                       Chairman of the Board                    March 21, 2001
-------------------------------
Franklin M. Hartzell

/s/ Stephan L. Roth                            Director                                 March 21, 2001
-------------------------------
Stephan L. Roth

/s/ Richard D. Stephens                        Director                                 March 21, 2001
-------------------------------
Richard D. Stephens

/s/ Murrel Hollis                              Director                                 March 21, 2001
-------------------------------
Murrel Hollis

/s/ Gerald L. Prunty                           Director                                 March 21, 2001
-------------------------------
Gerald L. Prunty

/s/ Eldon M. Snowden                           Director                                 March 21, 2001
-------------------------------
Eldon M. Snowden