Form 10QSB
period 2001-03-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2001-05-11
CIK 1113107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission file number 0-37053

FIRST FEDERAL BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	37-1397683
(State of incorporation)	(IRS Employer Identification No.)

109 East Depot Street, Colchester, Illinois 62326
(Address of Principal Executive Offices)

(309) 776-3225
(Issuer’s telephone number, including area code)

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

As of April 30, 2001 the Registrant had outstanding 2,242,500 shares of common stock.

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

FIRST FEDERAL BANCSHARES, INC.

Form 10-QSB Quarterly Report

Index

                                                                                 Page
                                                                                 ----
PART I – Financial Information

   Item 1    Financial Statements                                                   1

   Item 2    Management’s Discussion and Analysis of Financial Condition
               and Results of Operations                                            7

PART II - Other Information

   Item 1    Legal Proceedings                                                     10

   Item 2    Changes in Securities                                                 10

   Item 3    Defaults Upon Senior Securities                                       10

   Item 4    Submission of Matters to a Vote of Securities Holders                 10

   Item 5    Other Information                                                     10

   Item 6    Exhibits and Reports on Form 8-K                                      10

SIGNATURES                                                                         11

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	March 31, 2001	December 31, 2000

ASSETS
Cash and cash equivalents	$17,814	$11,244
Time deposits in other financial institutions	2,463	2,562
Securities available-for-sale	65,463	42,592
Securities held-to-maturity (fair value: March 31 - $34,820
December 31 - $60,991)	37,368	61,619
Loans receivable, net	115,751	115,619
Premises and equipment	1,531	1,547
Accrued interest receivable	1,920	2,041
Other assets	496	378

TOTAL ASSETS	$242,806	$237,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$191,655	$184,878
Advances from borrowers for taxes and insurance	328	189
Federal Home Loan Bank advances	2,000	5,000
Accrued interest payable	685	669
Other liabilities	1,328	999

Total liabilities	195,996	191,735

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
none issued or outstanding	–	–
Common stock, $.01 par value, 4,000,000 shares authorized;
2,242,500 shares issued	22	22
Additional paid-in capital	21,336	21,315
Unearned ESOP shares	(1,704)	(1,749)
Retained earnings	26,036	25,483
Accumulated other comprehensive income	1,120	796

Total shareholders’ equity	46,810	45,867

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$242,806	$237,602

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended March 31,
	2001	2000

Interest income
Loans	$2,310		$2,128
Securities	1,643		1,373
Other interest income	159		75

Total interest income	4,112		3,576

Interest expense
Deposits	2,348		2,174
Federal Home Loan Bank Advances	37		129

Total interest expense	2,385		2,303

Net interest income	1,727		1,273
Provision for loan losses	–		53

Net interest income after provision for
loan losses	1,727		1,220

Noninterest income
Service charges	32		33
Other fee income	32		30
Other income	9		12

Total noninterest income	73		75

Noninterest expense
Compensation and benefits	485		345
Occupancy and equipment	102		91
Data processing	98		95
Federal insurance premiums	24		32
Advertising	26		24
Other noninterest expenses	175		98

Total noninterest expense	910		685

Income before income taxes	890		610
Provision for income taxes	337		231

Net income	$553		$379

Earnings per share
Basic and diluted	$.27	$	N/A

Comprehensive income	$877		$149

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$553	$379
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for depreciation	26	55
Loss on sale of real estate owned	4	–
Net amortization of premiums and discounts	(8)	(3)
ESOP compensation expense	66	–
Dividend reinvestments	(327)	(253)
Net changes in
Accrued interest receivable and other assets	3	(297)
Accrued interest payable and other liabilities	139	32

Net cash provided by (used in) operating activities	456	(87)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits in other financial institutions	99	(297)
Purchase of securities available-for-sale	(22,685)	–
Principal paydowns on mortgage-backed securities
available-for-sale	676	241
Principal paydowns on mortgage-backed securities
held-to-maturity	139	391
Proceeds from maturities of securities held-to-maturity	24,115	–
Net increase in loans receivable	(156)	(2,791)
Proceeds from sale of real estate owned	20	–
Purchase of property and equipment	(10)	(15)

Net cash provided by (used in) investing activities	2,198	(2,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,777	7,812
Net change in advances from borrowers for taxes and insurance	139	158
Federal Home Loan Bank advances	–	4,000
Repayment of Federal Home Loan Bank advances	(3,000)	(12,000)

Net cash provided by (used in) financing activities	3,916	(30)

Net change in cash and cash equivalents	6,570	(2,588)

Cash and cash equivalents
Beginning of period	11,244	8,703

End of period	$17,814	$6,115

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,389	$2,282
Taxes, net of refunds	90	196

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
Three months ended March 31, 2001
(in thousands of dollars, except share data)
(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Compre- hensive Income	Total Stock- holders’ Equity

Balance at December 31, 2000	$22	$21,315	$(1,749)	$25,483	$796	$45,867
ESOP shares earned	–	21	45	–	–	66
Comprehensive income
Net income	–	–	–	553	–	553
Change in fair value of securities classified
as available-for-sale, net of reclassification
and tax effects	–	–	–	–	324	324

Total comprehensive income						877

BALANCE AT MARCH 31, 2001	$22	$21,336	$(1,704)	$26,036	$1,120	$46,810

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(table amounts in thousands of dollars, except share data)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB. The December 31, 2000 balance sheet presented herein has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-KSB, but does not include all disclosures required by generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2001. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 – Conversion to Stock Form of Ownership

On December 8, 1999, the Board of Directors of First Federal Bank (the “Bank”) adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company. The conversion was accomplished through the sale of all of the Bank’s stock to the Company and the sale of the Company’s stock to the public on September 27, 2000.

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

Note 3 – Employee Stock Ownership Plan

In connection with the conversion, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. The Company issued 179,400 shares of common stock to the ESOP in exchange for a 10 year note in the amount of approximately $1.8 million. The $1.8 million for the ESOP purchase was borrowed from the Company.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. However, in the event the Corporation’s contributions exceed the minimum debt service requirements, additional principal payments will be made.

Note 4 – Earnings Per Share

Amounts reported as earnings per common share reflect earnings available to common shareholders for the period divided by the weighted average number of common shares outstanding during the period. Weighted average shares for the quarter ended March 31, 2001 were 2,069,828. Earnings per share is calculated beginning with the date of conversion and, therefore, no earnings per share is reported for periods prior to the conversion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of First Federal Bancshares, Inc. (Company) and its wholly owned subsidiary, First Federal Bank (Bank), at March 31, 2001 to its financial condition at December 31, 2000 and the results of operations for the three-month period ended March 31, 2001 to the same period in 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2001 were $242.8 million compared to $237.6 million at December 31, 2000, an increase of $5.2 million. During the three months ended March 31, 2001, securities available-for-sale increased $22.8 million while securities held-to maturity decreased $24.3 million. The decrease in held-to-maturity securities was primarily due to calls during the three months ended March 31, 2001. The proceeds from the calls of securities held-to-maturity were used to purchase $24.0 million of securities available-for sale.

The allowance for loan losses was $568,000 at March 31, 2001 and $572,000 at December 31, 2000. There were no impaired loans at either date.

Total liabilities at March 31, 2001 were $195.9 million compared to $191.7 million at December 31, 2000, an increase of $4.2 million, primarily due to an increase in deposits of $6.8 million and a $3.0 million decrease in Federal Home Loan Bank advances. The increase in deposits was used to invest in interest-earning deposits at other institutions, as well as pay down Federal Home Loan Bank advances.

Shareholders’ equity at March 31, 2001 was $46.8 million compared to $45.9 million at December 31, 2000, an increase of $.9 million. The increase primarily reflects net income of $553,000 and an increase in the fair value of securities available-for-sale, net of tax, of $324,000.

RESULTS OF OPERATIONS

Net income increased $174,000 to $553,000 for the quarter ended March 31, 2001 compared to the same period in 2000. The increase was primarily a result of the investment of proceeds from the Company’s initial public offering.

Net interest income was $1.7 million for the quarter ended March 31, 2001 compared to $1.3 million for the same period in 2000. The increase was primarily a result of an increase in the ratio of interest-earning assets to interest-bearing liabilities as a result of the proceeds from the stock conversion. The net interest margin increased to 2.97% for the three months ended March 31, 2001 from 2.42% for the three months ended March 31, 2000. This increase is primarily due to higher market interest rates for loans and increased average balances of loans, which have higher yields than securities. Although the average cost of funds also increased, the average yield on assets increased at a higher rate resulting in increased margins and spreads.

The provision for loan losses was zero for the quarter ended March 31, 2001 and $53,000 for the same period in 2000. The decrease in the provision for loan losses was a direct result of decreased delinquencies and non-performing loans.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at March 31, 2001, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest income was $73,000 for the three-month period ended March 31, 2001 and was consistent with the prior period.

Noninterest expense was $910,000 and $685,000 for the quarters ended March 31, 2001 and 2000. The increase in noninterest expense primarily reflects increased salaries and compensation expense associated with the ESOP established as part of the stock conversion. Other non-interest expense increased as a result of higher insurance premiums. Various other expenses also increased during this period.

The Company’s federal income tax expense increased $106,000 to $337,000 for the quarter ended March 31, 2001 compared to the same period in 2000. Income tax expense was approximately 39% of pretax income in both periods.

LIQUIDITY

First Federal must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. First Federal invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2001, cash and cash equivalents totaled $17.8 million. At March 31, 2001, First Federal had commitments to fund loans of $719,000. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $117.2 million. Management believes, based on past experience, that a significant portion of those deposits will remain with First Federal. Based on the foregoing, in addition to First Federal’s high level of core deposits and capital, First Federal considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of March 31, 2001:

	ACTUAL		REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%

Core capital	$34,975	15.1%	$9,288	4.0%	$25,687	11.1%
(to adjusted total assets)
Risk-based capital	36,046	36.0	8,021	8.0	28,025	28.0
(to risk-weighted assets)

PART II - - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interest, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. In the opinion of management, after consultation with the Company’s legal counsel, no significant loss is expected from any of such pending claims or lawsuits. The Company is not a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

None

(b) Reports on Form 8-K.

A current report on Form 8-K was filed by the Company on February 14, 2001 reporting that the Company issued a press release announcing the date of the 2001 annual meeting of stockholders. A copy of the press release was attached as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

DATE: MAY 8, 2001	/s/ JAMES J. STEBOR
James J. Stebor
President and Chief Executive Officer

DATE: MAY 8, 2001	/s/ CATHY D. PENDELL
Cathy D. Pendell
Treasurer