Form 10QSB
period 2001-06-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2001-08-13
CIK 1113107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                         COMMISSION FILE NUMBER 0-37053

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

As of August 13, 2001 the Registrant had outstanding 2,242,500 shares of common stock.

Transitional Small Business Disclosure format (Check one):  Yes [ ]    No [X]

                         FIRST FEDERAL BANCSHARES, INC.

                          Form 10-QSB Quarterly Report


                                      Index

                                                                            Page
                                                                            ----
PART I - Financial Information

   Item 1     Financial Statements                                            1
   Item 2     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      7

PART II - Other Information

   Item 1     Legal Proceedings                                              11
   Item 2     Changes in Securities and Use of Proceeds                      11
   Item 3     Defaults Upon Senior Securities                                11
   Item 4     Submission of Matters to a Vote of Securities Holders          11
   Item 5     Other Information                                              12
   Item 6     Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                   13

FIRST FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2001             2000
                                                                     ----             ----
                                     ASSETS
Cash and cash equivalents                                        $     13,010     $     11,244
Time deposits in other financial institutions                           1,675            2,562
Securities available-for-sale                                          88,984           42,592
Securities held-to-maturity (fair value: June 30 - $21,486
     December 31 - $60,991)                                            23,887           61,619
Loans receivable, net                                                 114,032          115,619
Real estate owned, net                                                     74               --
Premises and equipment                                                  1,522            1,547
Accrued interest receivable                                             1,693            2,041
Other assets                                                              309              378
                                                                 ------------     ------------

TOTAL ASSETS                                                     $    245,186     $    237,602
                                                                 ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits                                                         $    194,263     $    184,878
Advances from borrowers for taxes and insurance                           295              189
Federal Home Loan Bank advances                                         2,000            5,000
Accrued interest payable                                                  671              669
Other liabilities                                                       1,049              999
                                                                 ------------     ------------
     Total liabilities                                                198,278          191,735

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued or outstanding                                               --               --
Common stock, $.01 par value, 4,000,000 shares authorized;
  2,242,500 shares issued                                                  22               22
Additional paid-in capital                                             21,362           21,315
Retained earnings                                                      26,317           25,483
Unearned ESOP shares                                                   (1,659)          (1,749)
Accumulated other comprehensive income                                    866              796
                                                                 ------------     ------------
     Total shareholders' equity                                        46,908           45,867
                                                                 ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $    245,186     $    237,602
                                                                 ============     ============


                 See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                 THREE MONTHS                SIX MONTHS
                                                ENDED JUNE 30,              ENDED JUNE 30,
                                                --------------              --------------
                                              2001          2000          2001          2000
                                              ----          ----          ----          ----
Interest income
    Loans                                  $    2,283    $    2,238    $    4,593    $    4,366
    Securities                                  1,546         1,377         3,189         2,749
    Other interest income                         193            81           352           157
                                           ----------    ----------    ----------    ----------
       Total interest income                    4,022         3,696         8,134         7,272

Interest expense
    Deposits                                    2,328         2,282         4,676         4,457
    Federal Home Loan Bank advances                28            65            65           193
                                           ----------    ----------    ----------    ----------
       Total interest expense                   2,356         2,347         4,741         4,650
                                           ----------    ----------    ----------    ----------

Net interest income                             1,666         1,349         3,393         2,622

Provision for loan losses                          --            22            --            75
                                           ----------    ----------    ----------    ----------

Net interest income after provision for
  loan losses                                   1,666         1,327         3,393         2,547

Noninterest income
    Service charges                                35            38            67            71
    Other fee income                               37            31            69            61
    Gain on sale of securities                    141            --           141            --
    Other income                                   24            30            33            42
                                           ----------    ----------    ----------    ----------
       Total noninterest income                   237            99           310           174

Noninterest expense
    Compensation and benefits                     542           412         1,027           757
    Occupancy and equipment                        83            79           185           170
    Data processing                               108           103           207           198
    Federal insurance premiums                     24            20            48            51
    Advertising                                    24            17            49            41
    Other noninterest expenses                    188            87           364           186
                                           ----------    ----------    ----------    ----------
       Total noninterest expense                  969           718         1,880         1,403
                                           ----------    ----------    ----------    ----------

Income before income taxes                        934           708         1,823         1,318

Provision for income taxes                        370           276           706           507
                                           ----------    ----------    ----------    ----------

    Net income                             $      564    $      432    $    1,117    $      811
                                           ==========    ==========    ==========    ==========

Earnings per share
    Basic and diluted                      $      .27    $      N/A    $      .54    $      N/A

Weighted average shares                     2,074,313           N/A     2,072,070           N/A

Comprehensive income                       $      310    $      202    $    1,187    $      350
                                           ==========    ==========    ==========    ==========


                 See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     -------------------------
                                                                        2001           2000
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $    1,117     $      811
    Adjustments to reconcile net income to net cash provided by operating activities
       Provision for depreciation                                            55             90
       Loss (gain) on sale of real estate owned                               7            (14)
       Net amortization of premiums and discounts                          (225)            (9)
       ESOP compensation expense                                            137             --
       Provision for loan losses                                             --             75
       Dividend reinvestments                                              (682)          (515)
       Gain on sale of securities                                          (141)            --
       Net changes in
          Accrued interest receivable and other assets                      417           (457)
          Accrued interest payable and other liabilities                   (276)            84
                                                                     ----------     ----------
              Net cash provided by operating activities                     409             65

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in time deposits in other financial institutions             887           (990)
    Purchase of securities available-for-sale                           (55,541)            --
    Purchase of securities held-to-maturity                              (4,121)            --
    Principal paydowns on mortgage-backed securities
      available-for-sale                                                  2,244            745
    Principal paydowns on mortgage-backed securities
      held-to-maturity                                                      481            806
    Proceeds from maturities of securities held-to-maturity              41,367             --
    Proceeds from sale of securities available-for-sale                   8,073             --
    Net increase in loans receivable                                      1,475         (4,123)
    Proceeds from sale of real estate owned                                  31             46
    Purchase of property and equipment                                      (30)           (46)
                                                                     ----------     ----------
       Net cash used in investing activities                             (5,134)        (3,562)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                              9,385          9,356
    Net change in advances from borrowers for taxes and insurance           106            124
    Federal Home Loan Bank advances                                          --          6,000
    Repayment of Federal Home Loan Bank advances                         (3,000)       (13,000)
                                                                     ----------     ----------
       Net cash provided by financing activities                          6,491          2,480
                                                                     ----------     ----------

Net change in cash and cash equivalents                                   1,766         (1,017)

Cash and cash equivalents
    Beginning of period                                                  11,244          8,703
                                                                     ----------     ----------

    End of period                                                    $   13,010     $    7,686
                                                                     ==========     ==========

Supplemental disclosures of cash flow information
    Cash paid during the period for
       Interest                                                      $    4,759     $    4,643
       Taxes, net of refunds                                                767            415


                 See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2001
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                                                           Accumulated
                                                                                                              Other        Total
                                                                   Additional                  Unearned      Compre-       Stock-
                                                        Common       Paid-in     Retained        ESOP        hensive      holders'
                                                        Stock        Capital     Earnings       Shares       Income        Equity
                                                        -----        -------     --------       ------       -------       ------
Balance at December 31, 2000                          $       22   $   21,315   $   25,483    $   (1,749)   $      796   $   45,867
ESOP shares earned                                            --           47           --            90            --          137
Dividend declared ($.13 per share)                            --           --         (283)           --            --         (283)
Comprehensive income
    Net income                                                --           --        1,117            --            --        1,117
    Change in fair value of securities classified
      as available-for-sale, net of reclassification
      and tax effects                                         --           --           --            --            70           70
                                                                                                                         ----------
       Total comprehensive income                                                                                             1,187
                                                      ----------   ----------   ----------    ----------    ----------   ----------

Balance at June 30, 2001                              $       22   $   21,362   $   26,317    $   (1,659)   $      866   $   46,908
                                                      ==========   ==========   ==========    ==========    ==========   ==========


                 See notes to consolidated financial statements.

                         FIRST FEDERAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
           (table amounts in thousands of dollars, except share data)


Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the Company's Annual Report on Form 10-KSB. The December 31, 2000 balance sheet presented herein has been derived from the audited financial statements included in the Company's Annual Report on Form 10-KSB, but does not include all disclosures required by generally accepted accounting principles.

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

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. However, in the event the Company contributions exceed the minimum debt service requirements, additional principal payments will be made.


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

The following discussion compares the financial condition of First Federal Bancshares, Inc. (Company) and its wholly owned subsidiary, First Federal Bank
(Bank), at June 30, 2001 to its financial condition at December 31, 2000 and the results of operations for the three-month and six-month periods ended June 30, 2001 to the same periods in 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2001 were $245.2 million compared to $237.6 million at December 31, 2000, an increase of $7.6 million. The growth in total assets primarily reflects an increase in securities funded by an increase in deposits. During the six months ended June 30, 2001, securities available-for-sale increased $46.4 million, partially as a result of calls and maturities of securities held-to-maturity being reinvested in securities available-for-sale.

The allowance for loan losses was $563,000 at June 30, 2001 and $572,000 at December 31, 2000. There were no impaired loans at either date.

Total liabilities at June 30, 2001 were $198.3 million compared to $191.7 million at December 31, 2000, an increase of $6.6 million, primarily due to an increase in deposits of $9.4 million partially offset by a $3.0 million decrease in Federal Home Loan Bank advances. The increase in deposits was used to pay down the Federal Home Loan Bank advances and the additional funds were invested in securities available-for-sale.

Shareholders' equity at June 30, 2001 was $46.9 million compared to $45.9 million at December 31, 2000, an increase of $1.0 million. The increase primarily reflects net income of $1.1 million and an increase in the fair value of securities available-for-sale, net of tax, of $70,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Net income increased $132,000 to $564,000 for the quarter ended June 30, 2001 compared to the same period in 2000. The return on average assets increased to
 .92% from .70% in the prior period.

Net interest income was $1.7 million for the quarter ended June 30, 2001 compared to $1.3 million for the same period in 2000. The net interest margin increased to 2.80% for the three months ended June 30, 2001 from 2.56% for the three months ended June 30, 2000. The increase in net interest margin is a result of the increase in the ratio of interest-earning assets to interest-bearing liabilities to 123.3% for the quarter ended June 30, 2001 from 113.5% for the prior year quarter as a result of the investment of proceeds from the initial public offering.

The provision for loan losses was zero for the quarter ended June 30, 2001 and $22,000 for the same period in 2000. The decrease in the provision for loan losses was a direct result of decreased delinquencies and non-performing loans.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2001, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest income was $237,000 for the three-month period ended June 30, 2001 compared to $99,000 for the prior period. The increase was a direct result of the gain on sales of securities of $141,000 during 2001.

Noninterest expense was $969,000 and $718,000 for the quarters ended June 30, 2001 and 2000, respectively. Compensation and benefits increased $130,000 due to normal increases in salaries and increased compensation expense associated with the ESOP established as part of the stock conversion. Other expenses associated with being a public company increased including Illinois franchise taxes and filing fees and printing and supplies and other costs related to the Company's annual meeting.

The Company's federal income tax expense increased $94,000 to $370,000 for the quarter ended June 30, 2001 compared to the same period in 2000. Income tax expense was approximately 39% of pretax income in each period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Net income increased $306,000 to $1,117,000 for the six months ended June 30, 2001 compared to the same period in 2000. Return on average assets was .92% for the six months ended June 30, 2001 compared to .75% for the six months ended June 30, 2000.

Net interest income was $3.4 million for the six months ended June 30, 2001 compared to $2.6 million for the same period in 2000. The net interest margin increased to 2.88% for the six months ended June 30, 2001 from 2.49% for the six months ended June 30, 2000. The increased net interest margin reflects an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 123.4% from 113.5% for the six-month periods.

The provision for loan losses was zero for the six months ended June 30, 2001 and $75,000 for the same period in 2000. The decrease in the provision for loan losses was a direct result of decreased delinquencies and non-performing loans.

Noninterest income was $310,000 for the six-month period ended June 30, 2001 compared to $174,000 for the prior period. The increase reflects a gain on the sale of securities of $141,000 in 2001.

Noninterest expense was $1.9 million and $1.4 million for the six months ended June 30, 2001 and 2000. Compensation and benefits increased $270,000 due to normal salary increases and compensation expense associated with the ESOP established as part of the stock conversion. Other expenses associated with being a public company increased including Illinois franchise taxes and filing fees and printing and supplies and other costs related to the Company's annual meeting.

The Company's federal income tax expense increased $199,000 to $706,000 for the six months ended June 30, 2001 compared to the same period in 2000. Income tax expense was approximately 39% of pretax income in each period.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2001, cash and cash equivalents totaled $13.0 million. At June 30, 2001, the Bank had commitments to fund loans of $610,000. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $114.9 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Bank. Based on the foregoing, in addition to the Bank's high level of core deposits and capital, the Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of June 30, 2001:

                                 ACTUAL                  REQUIRED                   EXCESS
                                 AMOUNT         %         AMOUNT        %           AMOUNT         %
                                 ------         -         ------        -           ------         -
Core capital                   $   35,547     15.1%     $   9,395      4.0%      $   26,152      11.1%
(to adjusted total assets)
Risk-based capital                 36,737     35.4          8,294      8.0           28,443      27.4
(to risk-weighted assets)

PART II - - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

              Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interest, claims involving the making and servicing of real property loans and other issues incident to the Company's business. In the opinion of management, after consultation with the Company's legal counsel, no significant loss is expected from any of such pending claims or lawsuits. The Company is not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

              None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

              None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

              On May 22, 2001, the Company held its annual meeting of stockholders for the purpose of the election of two Directors to three-year terms, approval of the First Federal Bancshares, Inc. 2001 Stock-Based Incentive Plan and the ratification of Crowe, Chizek and Company, LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

                                            NUMBER OF VOTES      NUMBER OF VOTES
              ELECTION OF DIRECTORS               FOR                WITHHELD
              ---------------------         ---------------      ---------------
              Dr. Stephan L. Roth              1,884,585              1,250
              Richard D. Stephens              1,884,585              1,250

                     The Directors whose terms continued and the years their
              terms expire are as follows: Franklin M. Hartzell (2002), Murrel Hollis (2002), Gerald L. Prunty (2003), Eldon M. Snowden (2003), and James J. Stebor (2003).

                                              NUMBER OF    NUMBER OF   NUMBER OF
                                                VOTES       VOTES        VOTES
                                                 FOR       AGAINST      ABSTAIN
                                              ---------    ---------   ---------
              2.  Approval of First Federal
                  Bancshares, Inc. 2001
                  Stock-Based Incentive
                  Plan                        1,063,313     398,305      3,800


                                              NUMBER OF    NUMBER OF   NUMBER OF
                                                VOTES       VOTES        VOTES
                                                 FOR       AGAINST      ABSTAIN
                                              ---------    ---------   ---------

              3.  Ratification of Crowe,
                  Chizek and Company,
                  LLP as the Company's
                  Independent Auditors        1,894,635      27,475     17,550

ITEM 5.  OTHER INFORMATION.

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)    Exhibits

                            10.5 First Federal Bancshares, Inc. 2001 Stock-Based Incentive Plan.

              (b)    Reports on Form 8-K.

                            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST FEDERAL BANCSHARES, INC.

Date: August 13, 2001                   /s/ James J. Stebor
                                        ----------------------------------------
                                        James J. Stebor
                                        President and Chief Executive Officer


Date: August 13, 2001                   /s/ Cathy D. Pendell
                                        ----------------------------------------
                                        Cathy D. Pendell
                                        Treasurer