Form 10QSB
period 2001-09-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2001-11-09
CIK 1113107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001
                         COMMISSION FILE NUMBER 0-37053

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) or the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of November 7, 2001 the Registrant had outstanding 2,107,950 shares of common stock.

Transitional Small Business Disclosure format (Check one): Yes [ ]   No [ X ]

                         FIRST FEDERAL BANCSHARES, INC.

                          Form 10-QSB Quarterly Report


                                      Index


                                                                            Page
                                                                            ----
PART I - Financial Information

   Item 1   Financial Statements                                              1
   Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8

PART II - Other Information

   Item 1   Legal Proceedings                                                12
   Item 2   Changes in Securities and Use of Proceeds                        12
   Item 3   Defaults Upon Senior Securities                                  12
   Item 4   Submission of Matters to a Vote of Securities Holders            12
   Item 5   Other Information                                                12
   Item 6   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                   13

FIRST FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2001             2000
                                                                        ----             ----
                                     ASSETS
Cash and cash equivalents                                            $   25,113       $   11,244
Time deposits in other financial institutions                             1,184            2,562
Securities available-for-sale                                            94,210           42,592
Securities held-to-maturity (fair value: September 30 - $12,373
     December 31 - $60,991)                                              12,270           61,619
Loans receivable, net                                                   114,064          115,619
Real estate owned, net                                                       89               --
Premises and equipment                                                    1,523            1,547
Accrued interest receivable                                               1,617            2,041
Other assets                                                                358              378
                                                                     ----------       ----------

TOTAL ASSETS                                                         $  250,428       $  237,602
                                                                     ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits                                                             $  198,466       $  184,878
Advances from borrowers for taxes and insurance                              63              189
Federal Home Loan Bank advances                                           2,000            5,000
Accrued interest payable                                                    690              669
Other liabilities                                                         1,448              999
                                                                     ----------       ----------
     Total liabilities                                                  202,667          191,735

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued or outstanding                                                 --               --
Common stock, $.01 par value, 4,000,000 shares authorized;
  2,242,500 shares issued                                                    22               22
Additional paid-in capital                                               21,390           21,315
Retained earnings                                                        26,619           25,483
Unearned ESOP shares                                                     (1,614)          (1,749)
Accumulated other comprehensive income                                    1,344              796
                                                                     ----------       ----------
     Total shareholders' equity                                          47,761           45,867
                                                                     ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  250,428       $  237,602
                                                                     ==========       ==========


                 See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                 THREE MONTHS                NINE MONTHS
                                              ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                           ------------------------    ------------------------
                                              2001          2000          2001          2000
                                              ----          ----          ----          ----
Interest income
     Loans                                 $    2,222    $    2,292    $    6,815    $    6,658
     Securities                                 1,532         1,357         4,721         4,106
     Other interest income                        129           242           481           399
                                           ----------    ----------    ----------    ----------
         Total interest income                  3,883         3,891        12,017        11,163

Interest expense
     Deposits                                   2,284         2,379         6,960         6,836
     Federal Home Loan Bank advances               27            91            92           284
                                           ----------    ----------    ----------    ----------
         Total interest expense                 2,311         2,470         7,052         7,120
                                           ----------    ----------    ----------    ----------

Net interest income                             1,572         1,421         4,965         4,043

Provision for loan losses                          48            --            48            75
                                           ----------    ----------    ----------    ----------

Net interest income after provision for
  loan losses                                   1,524         1,421         4,917         3,968

Noninterest income
     Service charges                               35            36           102           107
     Other fee income                              35            31           104            92
     Gain on sale of securities                    28            --           169            --
     Other income                                  41            26            74            68
                                           ----------    ----------    ----------    ----------
         Total noninterest income                 139            93           449           267

Noninterest expense
     Compensation and benefits                    520           407         1,547         1,164
     Occupancy and equipment                       87           109           272           279
     Data processing                              105           153           312           351
     Federal insurance premiums                    24            20            72            71
     Advertising                                   27            23            76            64
     Other noninterest expenses                   151           171           515           357
                                           ----------    ----------    ----------    ----------
         Total noninterest expense                914           883         2,794         2,286
                                           ----------    ----------    ----------    ----------

Income before income taxes                        749           631         2,572         1,949

Provision for income taxes                        282           221           988           728
                                           ----------    ----------    ----------    ----------

     Net income                            $      467    $      410    $    1,584    $    1,221
                                           ==========    ==========    ==========    ==========

Earnings per share
     Basic and diluted                     $      .23    $      N/A    $      .76    $      N/A

Weighted average shares                     2,078,798           N/A     2,074,313           N/A

Comprehensive income                       $      945    $      836    $    2,132    $    1,186
                                           ==========    ==========    ==========    ==========


                 See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -------------------------
                                                                        2001           2000
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $    1,584     $    1,221
    Adjustments to reconcile net income to net cash provided by operating activities
       Provision for depreciation                                            79            132
       Loss (gain) on sale of real estate owned                               4            (28)
       Net amortization of premiums and discounts                          (292)           (14)
       ESOP compensation expense                                            210             --
       Provision for loan losses                                             48             75
       Dividend reinvestments                                            (1,008)          (787)
       Gain on sale of securities                                          (169)            --
       Net changes in
           Accrued interest receivable and other assets                     444           (369)
           Accrued interest payable and other liabilities                  (327)           133
                                                                     ----------     ----------
               Net cash provided by operating activities                    573            363

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in time deposits in other financial institutions           1,378         (1,188)
    Purchase of securities available-for-sale                           (69,846)        (1,948)
    Purchase of securities held-to-maturity                              (8,192)          (458)
    Principal paydowns on mortgage-backed securities
      available-for-sale                                                  3,714          1,086
    Principal paydowns on mortgage-backed securities
      held-to-maturity                                                      660            879
    Proceeds from calls of securities available-for-sale                  4,917             --
    Proceeds from maturities of securities held-to-maturity              56,843             --
    Proceeds from sale of securities available-for-sale                  12,017             --
    Purchase of Federal Home Loan Bank stock                                (16)            --
    Net increase in loans receivable                                      1,363         (5,549)
    Proceeds from sale of real estate owned                                  51            108
    Purchase of property and equipment                                      (55)           (59)
                                                                     ----------     ----------
       Net cash provided by (used in) investing activities                2,834         (7,129)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                             13,588          8,067
    Net change in advances from borrowers for taxes and insurance          (126)          (106)
    Federal Home Loan Bank advances                                          --          8,000
    Repayment of Federal Home Loan Bank advances                         (3,000)       (13,000)
    Net proceeds from stock issuance                                         --         19,530
                                                                     ----------     ----------
       Net cash provided by financing activities                         10,462         22,491
                                                                     ----------     ----------

Net change in cash and cash equivalents                                  13,869         15,725

Cash and cash equivalents
    Beginning of period                                                  11,244          8,703
                                                                     ----------     ----------

    End of period                                                    $   25,113     $   24,428
                                                                     ==========     ==========

Supplemental disclosures of cash flow information
    Cash paid during the period for
       Interest                                                      $    7,031     $    7,073
       Taxes, net of refunds                                                904            673


                 See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                                                           Accumulated
                                                                                                               Other       Total
                                                                   Additional                  Unearned       Compre-      Stock-
                                                        Common      Paid-in      Retained        ESOP         hensive     holders'
                                                        Stock       Capital      Earnings       Shares        Income       Equity
                                                      ----------   ----------   ----------    ----------    ----------   ----------
Balance at December 31, 2000                          $       22   $   21,315   $   25,483    $   (1,749)   $      796   $   45,867
ESOP shares earned                                            --           75           --           135            --          210
Dividends declared ($.21 per share)                           --           --         (448)           --            --         (448)
Comprehensive income
    Net income                                                --           --        1,584            --            --        1,584
    Change in fair value of securities classified
      as available-for-sale, net of reclassification
      and tax effects                                         --           --           --            --           548          548
                                                                                                                         ----------
       Total comprehensive income                                                                                             2,092
                                                      ----------   ----------   ----------    ----------    ----------   ----------


Balance at September 30, 2001                         $       22   $   21,390   $   26,619    $   (1,614)   $    1,344   $   47,761
                                                      ==========   ==========   ==========    ==========    ==========   ==========


                 See notes to consolidated financial statements.

                         FIRST FEDERAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
           (table amounts in thousands of dollars, except share data)


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

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. However, in the event the Company's contributions exceed the minimum debt service requirements, additional principal payments will be made.


Note 4 - Earnings Per Share

Amounts reported as earnings per common share reflect earnings available to common shareholders for the period divided by the weighted average number of common shares outstanding during the period. Earnings per share is calculated beginning with the date of conversion and, therefore, no earnings per share is reported for periods prior to the conversion.


Note 5 - Recent Developments - New Accounting Pronouncements

In 2001, new accounting guidance was issued that will, beginning in 2002, revise the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. The Company does not expect this new guidance to have a material effect on its financial statements.

Note 6 - Subsequent Events

On October 15, 2001, the Company announced that its board of directors had authorized the repurchase of 224,250 shares of the Company's common stock. Repurchased shares will be held in treasury and will be available to fund the Company's stock-based benefits. As of October 31, 2001, the Company had repurchased 224,250 shares of its common stock at an average price of $16.40 per share.

The Company received notification from the Office of Thrift Supervision on October 29, 2001 that the Securities and Exchange Commission filed suit against Robert L. Bentley, Entrust Group and Bentley Financial Services, Inc. alleging fraud in connection with the sale of what the defendants claimed to be bank-issued, federally insured certificates of deposit. The Commission has obtained a temporary restraining order against the defendants prohibiting further securities laws violations and an order freezing the defendants' assets and appointing a receiver. The Company purchased six investment certificates of deposit totaling $594,000 at September 30, 2001 through Entrust Group. Until announcement of the enforcement action, these investments had been performing in accordance with their terms. At this time, the Company is unable to determine the status of its certificates of deposit or what effect the enforcement action may have. Accordingly, the Company has not provided for any loss as of September 30, 2001. The Company believes its risk of loss is limited to the total $594,000 of investment certificates of deposit recorded on the Company's books at September 30, 2001.

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

The following discussion compares the financial condition of First Federal Bancshares, Inc. (Company) and its wholly owned subsidiary, First Federal Bank
(Bank), at September 30, 2001 to its financial condition at December 31, 2000 and the results of operations for the three-month and nine-month periods ended September 30, 2001 to the same periods in 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at September 30, 2001 were $250.4 million compared to $237.6 million at December 31, 2000, an increase of $12.8 million. The growth in total assets was primarily funded by an increase in deposits of $13.6 million. The mix of total assets has also shifted significantly since December 31, 2000 as a result of a changing rate environment. Cash and cash equivalents have increased from $11.2 million at December 31, 2000 to $25.1 million at September 30, 2001. This increase is largely a result of the decreasing rate environment and the lack of investments with desirable interest rates for investment purposes. In addition, securities held-to-maturity decreased $49.3 million while securities available-for-sale increased $51.6 million. This reflects calls and maturities of various held-to-maturity securities that were reinvested in securities available-for-sale throughout the year in order to maintain liquid investments due to the declining rate environment.

The allowance for loan losses was $515,000 at September 30, 2001 compared to $572,000 at December 31, 2000. The decrease in the allowance primarily reflects net charge-offs of $105,000 as a result of an increase in delinquencies on consumer loans throughout the year. The Company charges off consumer loans when they become 120 days delinquent. The allowance as a percentage of gross loans was .45% and .49% at September 30, 2001 and December 31, 2000, respectively.

Total liabilities at September 30, 2001 were $202.7 million compared to $191.7 million at December 31, 2000, an increase of $11.0 million, primarily due to an increase in deposits of $13.6 million partially offset by a $3.0 million decrease in Federal Home Loan Bank advances. The increase in deposits was used to pay down the Federal Home Loan Bank advances.

Shareholders' equity at September 30, 2001 was $47.8 million compared to $45.9 million at December 31, 2000, an increase of $1.9 million. The increase primarily reflects net income of $1.6 million and an increase in the fair value of securities available-for-sale, net of tax, of $548,000, partially offset by dividends declared of $448,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Net income increased $57,000 to $467,000 for the quarter ended September 30, 2001 compared to the same period in 2000. Return on average assets was .76% for the quarter ended September 30, 2001 compared to .73% for the same quarter in the prior year.

Net interest income was $1.6 million for the quarter ended September 30, 2001 compared to $1.4 million for the same period in 2000. The net interest margin increased to 2.61% for the three months ended September 30, 2001 from 2.58% for the three months ended September 30, 2000. The increase in net interest margin is a result of the increase in the ratio of interest-earning assets to interest-bearing liabilities to 123.41% for the quarter ended September 30, 2001 from 110.24% for the similar quarter of the prior year as a result of the investment of proceeds from the initial public offering. This was partially offset by a decrease in the net interest spread of 41 basis points.

The provision for loan losses was $48,000 for the quarter ended September 30, 2001 and zero for the same period in 2000. The increase in the provision for loan losses was a direct result of increased charge-offs of consumer loans as a result of management charging off all consumer loans greater than 120 days delinquent. Charge-offs for the quarter ended September 30, 2001, totaled $100,000 compared to zero charge-offs for the same period in 2000.

On a quarterly basis, management of the Bank meets to review the adequacy of the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2001, there can be no assurance that such losses will not exceed estimated amounts.

Noninterest income increased $46,000 to $139,000 for the three-month period ended September 30, 2001 compared to the same period in 2000. The increase was primarily a result of the gain on sales of securities of $28,000 and an increase in other income.

Noninterest expense was $914,000 and $883,000 for the quarters ended September 30, 2001 and 2000. Compensation and benefits increased $113,000 due to normal salary increases and compensation expense of $77,000 associated with the ESOP established as part of the stock conversion.

The Company's federal income tax expense increased $61,000 to $282,000 for the quarter ended September 30, 2001 compared to the same period in 2000 primarily as a result of an increase in pre-tax income. Income tax expense was approximately 38% of pre-tax income for the quarter ended September 30, 2001 and 35% for the same period in 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Net income increased $363,000 to $1.6 million for the nine months ended September 30, 2001 compared to the same period in 2000. Return on average assets was .87% for the nine months ended September 30, 2001 compared to .74% for the nine months ended September 30, 2000.

Net interest income was $5.0 million for the nine months ended September 30, 2001 compared to $4.0 million for the same period in 2000. The net interest margin increased to 2.79% for the nine months ended September 30, 2001 from 2.52% for the nine months ended September 30, 2000. The increased net interest margin reflects an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 123.63% from 110.99% for the nine-month periods as discussed above. This increase was partially offset by a decrease in the net interest spread of 18 basis points.

The provision for loan losses was $48,000 for the nine months ended September 30, 2001 and $75,000 for the same period in 2000. The decrease in the provision for loan losses was a direct result of a decrease in non-performing loans and a slight overall decrease in the loan portfolio due to repayments and refinancings throughout the year.

Noninterest income was $449,000 for the nine months ended September 30, 2001 compared to $267,000 for the prior year period. The increase reflects a gain on the sale of securities of $169,000.

Noninterest expense was $2.8 million and $2.3 million for the nine months ended September 30, 2001 and 2000. Compensation and benefits increased $383,000 due to normal salary increases and compensation expense of $210,000 associated with the ESOP established as part of the stock conversion. In addition, other expenses increased approximately $158,000 primarily due to increased fees associated with being a public company, including printing costs and fees related to the annual meeting as well as increased professional fees, franchise taxes and filing fees.

The Company's federal income tax expense increased $260,000 to $988,000 for the nine months ended September 30, 2001 compared to the same period in 2000 primarily as a result of an increase in pre-tax income. Income tax expense was approximately 38% of pre-tax income for the nine months ended September 30, 2001 and 37% for the same period in 2000.

LIQUIDITY

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2001, cash and cash equivalents totaled $25.1 million. At September 30, 2001, the Bank had commitments to fund loans of $736,000. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $109.6 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Bank. Based on the foregoing, in addition to the Bank's high level of core deposits and capital, the Bank considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2001:

                                 ACTUAL                 REQUIRED                EXCESS
                                 ------                 --------                ------
                                 AMOUNT       %          AMOUNT       %         AMOUNT       %
                                 ------       -          ------       -         ------       -

Core capital                   $  35,999    15.06%     $   9,559     4.0%     $  26,440    11.06%
(to adjusted total assets)
Risk-based capital                37,197    33.94          8,766     8.0         28,431    25.94
(to risk-weighted assets)

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


                                        FIRST FEDERAL BANCSHARES, INC.

Date: November 7, 2001                  /s/ James J. Stebor
                                        ----------------------------------------
                                        James J. Stebor
                                        President and Chief Executive Officer


Date: November 7, 2001                  /s/ Cathy D. Pendell
                                        ----------------------------------------
                                        Cathy D. Pendell
                                        Treasurer