Form 10KSB40
period 2001-12-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2002-03-28
CIK 1113107

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________

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

Yes   X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  X

The issuer's gross revenues for the fiscal year ended December 31, 2001 were $16,005,261.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $30,817,468  based upon the closing price ($16.10 per share) as quoted on the Nasdaq National Market on March 1, 2002. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

The number of shares outstanding of the registrant's common stock as of March 1, 2002 was 2,107,950.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Annual Report to Stockholders and of the Proxy Statement for the 2002 Annual Meeting

of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-KSB

Transitional Small Business Disclosure Format (check one):     Yes           No   X

INDEX

Part I

Page

Item 1.

Description of Business

3

Item 2.

Description of Property

31

Item 3.

Legal Proceedings

31

Item 4.

Submission of Matters to a Vote of Securities Holders

31

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

32

Item 6.

Management's Discussion and Analysis or Plan of Operation

33

Item 7.

Financial Statements

32

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial

Disclosure

32

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)

of the Exchange Act

32

Item 10.

Executive Compensation

32

Item 11.

Security Ownership of Certain Beneficial Owners and Management

32

Item 12.

Certain Relationships and Related Transactions

32

Item 13. Exhibits and Reports on Form 8-K

32

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

PART I

Item 1.

DESCRIPTION OF BUSINESS

General

First Federal Bancshares, Inc., was organized as a Delaware business corporation in 2000 to be the savings and loan holding company for First Federal Bank in connection with the conversion of First Federal Bank from mutual to stock form of ownership. The conversion was completed on September 27, 2000. First Federal Bancshares has no significant assets, other than all of the outstanding shares of First Federal and the portion of the net proceeds it retained from its initial public offering, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to First Federal.

First Federal operates as a community-oriented financial institution, specializing in the acceptance of retail deposits from the general public in the areas surrounding its six full-service banking offices and using those funds, together with funds generated from operations and borrowings, to originate loans. The principal lending activity of First Federal is the origination of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property. First Federal also originates multi-family and commercial real estate loans, residential construction loans, commercial business loans and a variety of consumer loans. First Federal originates loans primarily for long-term investment purposes. First Federal also invests in mortgage-backed securities, securities issued by the U.S. Government and state a nd local governments, and other permissible investments. First Federal's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investments. First Federal's primary sources of funds are deposits, principal and interest payments on loans and investments and advances from the Federal Home Loan Bank of Chicago.

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

Competition

First Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in First Federal's market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. While those entities still provide a significant source of competition for deposits, First Federal also currently faces significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. In this regard, First Federal also faces competition for investors' funds from their direct purchase of short-term money market securities and other corporate and government securities. First Federal's competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Additionally, competition for loans may increase due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. First Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliati on among banks, securities firms and insurance companies, also will change the competitive environment in which First Federal conducts business. Some of the institutions with which First Federal competes are significantly larger than First Federal and, therefore, have significantly greater resources. Competition for deposits and the origination of loans could limit First Federal's growth in the future.

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

	At December 31,				At February 29/28,
	2001		2000		2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Real estate loans:
One- to four-family	$ 75,904	66.98%	$ 81,630	70.32%	$ 80,383	70.52%	$ 76,452	74.76%	$ 77,203	72.99%
Multi-family and commercial	19,973	17.62	15,767	13.58	15,580	13.67	12,767	12.49	14,922	14.11
Construction	439	0.39	964	0.83	1,675	1.47	645	0.63	1,912	1.81
Total real estate loans	96,316	84.99	98,361	84.73	97,638	85.66	89,864	87.88	94,037	88.91
Commercial loans	5,684	5.02	5,281	4.55	3,885	3.41	532	0.52	469	0.44
Consumer and other loans:
Automobile	5,055	4.46	5,599	4.82	5,874	5.15	5,658	5.53	5,061	4.78
Home improvement	2,270	2.00	2,491	2.15	2,434	2.14	2,276	2.23	2,513	2.38
Share loans	931	0.82	1,004	0.87	783	0.68	787	0.77	707	0.67
Other	3,068	2.71	3,347	2.88	3,379	2.96	3,141	3.07	2,984	2.82
Total consumer and other loans	11,324	9.99	12,441	10.72	12,470	10.93	11,862	11.60	11,265	10.65
Total loans	113,324	100.00%	116,083	100.00%	113,993	100.00%	102,258	100.00%	105,771	100.00%
Less:
Deferred loan origination fees and discounts	121		108		92		33		(25)
Allowance for loan losses	(534)		(572)		(483)		(457)		(486)
Total loans, net	$112,911		$115,619		$113,602		$101,834		$105,260

The following table presents certain information at December 31, 2001 regarding the dollar amount of loans maturing in First Federal's portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses.

	At December 31, 2001
	One- to Four- Family	Multi- Family and Commercial Real Estate	Construction	Consumer	Commercial	Total Loans

	(In thousands)

Amounts due in:
One year or less	$ 1,974	$ 680	$351	$ 1,669	$2,140	$ 6,814
More than one year to three years	11,147	8,846	-	3,492	2,488	25,973
More than three years to five years	6,791	3,664	-	4,853	845	16,153
More than five years to 10 years	4,824	2,292	-	1,310	211	8,637
More than 10 years to 20 years	25,143	2,808	-	-	-	27,951
More than 20 years	26,025	1,683	88	-	-	27,796
Total amount due	$75,904	$19,973	$439	$11,324	$5,684	$113,324

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

The following table presents the dollar amount of all loans due after December 31, 2002, which have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2002
	Fixed	Adjustable	Total

	(In thousands)

Real estate loans:
One- to four-family	$18,035	$55,895	$ 73,930
Multi-family and commercial	9,144	10,149	19,293
Construction	-	88	88
Total real estate loans	27,179	66,132	93,311
Consumer loans	9,655	-	9,655
Commercial loans	2,116	1,428	3,544
Total loans	$38,950	$67,560	$106,510

One- to Four-Family Real Estate Loans. First Federal's residential mortgage loans are primarily structured as either one-year adjustable-rate mortgage loans or five-year balloon loans. The loan fees charged, interest rates and other provisions of First Federal's mortgage loans are determined by First Federal on the basis of its own pricing criteria and market conditions.

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

First Federal also offers 30-year fixed rate mortgage loans through the Federal Home Loan Bank's Mortgage Partnership Finance Program. Through this program, mortgage loans are funded and owned by the Federal Home Loan Bank and serviced by First Federal. At December 31, 2001, First Federal was servicing 73 loans totaling $5.0 million originated through the Mortgage Partnership Finance Program.

Most loans originated byFederal conform to Fannie Mae and Freddie Mac underwriting standards. However, First Federal also originates residential mortgage loans that are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. Although such loans satisfy First Federal's underwriting requirements, they are considered "non-conforming" because they do not satisfy collateral requirements, income and debt ratios, acreage limits, insurance requirements or various other requirements imposed by Freddie Mac and Fannie Mae. Accordingly, First Federal's non-conforming loans could be sold only after incurring certain costs and/or discounting the purchase price. First Federal, however, currently does not intend to sell its loans. First
Federal has historically found that its origination of non-conforming loans has not resulted in high amounts of non-performing loans. In addition, First Federal believes that these loans satisfy a need in First Federal's local community. As a result, First Federal intends to continue to originate non-conforming loans.

Adjustable-rate mortgage loans help reduce First Federal's exposure to changes in interest rates. The retention of balloon loans in First Federal's loan portfolio, which through the use of extension agreements function like adjustable-rate mortgage loans, also helps reduce First Federal's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. It is possible that during periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although adjustable-rate mortgage loans make First Federal's asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, First Federal has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in First Federal's cost of funds during periods of rising interest rates. First Federal believes these risks, which have not had a material adverse effect on First Federal to date, are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

At December 31, 2001 First Federal had 3 and 36 loans originated through the Affordable Housing Loan Program and the Community Home Buyer Program, respectively.

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

At December 31, 2001, First Federal's largest multi-family loan had a balance of $448,000 and was secured by a mortgage on an eight-duplex complex. At December 31, 2001, this loan was performing according to its original terms. At December 31, 2001, First Federal's commercial real estate loans were secured by a variety of properties, including retail and small office properties, farmland and churches. At December 31, 2001, First Federal's largest commercial real estate loan had an outstanding balance of $2.2 million. The loan is secured by a retail shopping center complex. At December 31, 2001, this loan was performing according to its original terms.

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

Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are larger in amount and of higher risk and typically are made on the basis of the borrower's ability to repay the loan from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. To manage these risks, First Federal performs a credit analysis for each commercial loan at least annually. At December 31, 2001, First Federal's largest commercial loan was for $700,000 to an agriculture equipment manufacturer. This loan was performing in accordance with its original terms at December 31, 2001.

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

First Federal also originates consumer loans secured by automobiles and, occasionally, boats and other recreational vehicles. First Federal offers fixed-rate automobile loans with terms of up to 60 months. Loan-to-value ratios and maximum loan terms vary depending on the age of the vehicle. At December 31, 2001, automobile loans were 44.6% of First Federal's consumer and other loans.

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

Loans to One Borrower.  The maximum amount that First Federal may lend to one borrower is limited by regulation. At December 31, 2001, First Federal's regulatory limit on loans to one borrower was $5.0 million. At that date, First Federal's largest amount of loans to one borrower, including the borrower's related interests, was approximately $3.4 million and consisted of commercial real estate loans located in West Central Illinois. These loans were performing according to their original terms at December 31, 2001.

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

	Year Ended December 31,	Ten Months Ended December 31,	Year Ended February 29,
	2001	2000	2000
	(In thousands)

Loans at beginning of period	$116,083	$113,993	$102,258
Originations:
Real estate:
One- to four-family	8,941	8,092	11,797
Multi-family and commercial	5,011	1,626	6,308
Construction	1,059	1,909	3,236
Total real estate loans	15,011	11,627	21,341

Consumer:
Home improvement	953	1,157	1,258
Automobile	3,344	2,683	3,824
Other	3,008	2,530	4,638
Total consumer loans	7,305	6,370	9,720

Commercial	4,833	4,066	6,754
Total loans originated	27,149	22,063	37,815

Loans purchased	742	-	-
Deduct:
Principal loan repayments and prepayments	30,223	19,843	26,044
Transfers to REO and repossessed assets	427	130	36
Sub-total	30,650	19,973	26,080
Net loan activity	(2,759)	2,090	11,735
Loans at end of period	$113,324	$116,083	$113,993

Nonperforming Assets and Delinquencies. The following table presents information with respect to First Federal's nonperforming assets at the dates indicated.

	At December 31,		At February 29/28,
	2001	2000	2000	1999	1998
	(Dollars in thousands)

Accruing loans past due 90 days or more:
One- to four-family real estate	$ 738	$ 806	$ 875	$642	$ 911
Multi-family and commercial real estate	50	87	-	-	25
Consumer	83	174	105	121	165
Commercial	-	-	-	-	-
Total	871	1,067	980	763	1,101
Non-accruing loans:
One- to four-family real estate	34	23	32	17	18
Multi-family and commercial real estate	-	-	-	-	-
Consumer	-	-	-	2	-
Commercial	-	-	-	-	-
Total	34	23	32	19	18
Real estate owned (REO)	195	-	48	60	25
Other repossessed assets	20	64	-	15	33
Total nonperforming assets	$1,120	$1,154	$1,060	$857	$1,177
Total nonperforming loans as a percentage of total loans	0.80%	0.94%	0.89%	0.76%	1.06%
Total nonperforming assets as a percentage of total assets	0.46%	0.49%	0.50%	0.43%	0.63%

Interest income that would have been recorded for the year ended December 31, 2001 had nonaccruing loans been current according to their original terms amounted to approximately $11,000. Interest related to these loans of approximately $1,000 was included in interest income for the year ended December 31, 2001.

First Federal ceases accruing interest on loans when principal or interest payments are delinquent  90 days or more unless the loan is adequately collateralized and in the process of collection. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income once management determines that interest is uncollectible.

The following tables sets forth the delinquencies in First Federal's loan portfolio as of the dates indicated.

	At December 31
	2001				2000
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family	27	$ 926	28	$772	36	$1,210	21	$ 829
Multi-family and commercial	3	56	2	50	4	213	2	87
Construction	-	-	-	-	-	-	-	-
Consumer loans:
Home improvement	4	22	1	13	3	24	7	37
Automobile	5	42	9	49	14	92	23	129
Other	3	16	4	21	1	6	3	8
Commercial loans	-	-	-	-	-	-	-	-
Total	42	$1,062	44	$905	58	$1,545	56	$1,090
Delinquent loans to total loans		0.94%		0.80%		1.33%		0.94%

	At February 29,
	2000
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family	22	$577	22	$ 907
Multi-family and commercial	2	66	-	-
Construction	1	70	-	-
Consumer loans:
Home improvement	3	11	4	17
Automobile	11	86	15	60
Other	-	-	2	28
Commercial loans	-	-	-	-
Total	39	$810	43	$1,012
Delinquent loans to total loans		0.71%		0.89%

Real Estate Owned.  Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges to expense. At December 31, 2001, First Federal has real estate owned in the amount of $195,000, consisting of a single-family residence and a small building lot.

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

The following table presents classified assets at December 31, 2001.

	Loss		Doubtful		Substandard		Special Mention
	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family	$ -	-	$ -	-	$146	4	$57	4
Multi-family and commercial	-	-	-	-	45	1	-	-
Construction	-	-	-	-	-	-	-	-
Consumer loans:
Home improvement	-	-	-	-	12	1	-	-
Automobile	-	-	-	-	29	8	-	-
Share loans	-	-	-	-	-	-	-	-
Other	-	-	-	-	27	3	-	-
Commercial loans	-	-	-	-	-	-	-	-
Total	$ -	-	$ -	-	$259	17	$57	4

Allowance for Loan Losses.  In originating loans, First Federal recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. First Federal maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

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

In connection with assessing the allowance, loss factors are applied to various pools of outstanding loans. First Federal segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, business, consumer). Loss factors are derived using First Federal's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Large dollar commercial real estate and commercial business loans are individually evaluated for impairment and specific reserves are allocated as needed.

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

At December 31, 2001, First Federal's allowance for loan losses represented 0.47% of total loans and 59.01% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while First Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal's loan portfolio, will not request First Federal to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal's financial condition and results of operations.

The following table presents an analysis of First Federal's allowance for loan losses.

	Year Ended December 31, 2001	Ten Months Ended December 31, 2000
			Year Ended February 29/28,
			2000	1999	1998
	(Dollars in thousands)

Allowance for loan losses, beginning of period	$572	$483	$457	$486	$467
Charged-off loans:
One- to four-family real estate	-	-	-	(89)	-
Multi-family and commercial	-	-	-	-	-
Consumer	(178)	-	(93)	(73)	(8)
Total charged-off loans	(178)	-	(93)	(162)	(8)
Recoveries on loans previously charged off:
One- to four-family real estate	-	-	-	64	-
Multi-family and commercial	-	15	-	-	-
Consumer	37	3	-	63	-
Total recoveries	37	18	-	127	-
Net loans charged-off	(141)	18	(93)	(35)	(8)
Provision for loan losses	103	71	119	6	27
Allowance for loan losses, end of period	$534	$572	$483	$457	$486

Allowance for loan losses to total loans	0.47%	0.49%	0.42%	0.45%	0.46%
Allowance for loan losses to nonperforming loans and troubled debt restructurings	59.01	52.48	47.73	58.44	43.43
Recoveries to charge-offs	20.79	-	-	78.40	-
Net charge-offs to average loans outstanding	0.12	-	0.09	0.03	0.03

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

	At December 31,						At February 29/28,
	2001			2000			2000			1999
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate	$220	41.20%	84.99%	$195	34.09%	84.73%	$198	40.99%	85.66%	$180	39.39%	87.88%
Consumer	88	16.48	9.99	156	27.27	10.72	163	33.75	10.93	142	31.07	11.60
Commercial	99	11.98	5.02	99	17.31	4.55	73	15.11	3.41	-	-	0.52
Unallocated	127	30.34	-	122	21.33	-	49	10.15	-	135	29.54	-
Total allowance for loan losses	$534	100.00%		$572	100.00%		$483	100.00%		$457	100.00%

	At February 28,
	1998
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate	$197	40.53%	88.91%
Consumer	151	31.07	10.65
Commercial	-	-	0.44
Unallocated	138	28.40	-
Total allowance for loan losses	$486	100.00%	100.00%

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

The primary objective of the investment portfolio is to maintain an adequate source of liquidity sufficient to meet regulatory and operating requirements, and to safeguard against deposit outflows, reduced loan amortization and increased loan demand.  The investment portfolio primarily includes debt issues and mortgage-backed securities. All of First Federal's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. However, mortgage-backed securities still carry market risk, insofar as increases in market interest rates may cause a decrease in market value, and prepayment risk, which is risk that the securities will be repaid before maturity and that First Federal will have to reinvest the funds at a lower interest rate.

First Federal's investment portfolio grew in  2000 and 2001 due to the low interest rate environment. This low interest rate environment led to a higher demand for long-term, fixed-rate loans, and caused borrowers to refinance adjustable-rate mortgage loans. First Federal began offering fixed-rate loans in 2000 but still experienced numerous pay-offs due to extreme competition for these loans both locally and nationally. During 2001, First Federal originated $4.5 million of loans funded through the MPF program. This caused an increase in liquidity at First Federal, which First Federal invested in debt and mortgage-backed securities. As market conditions permit, First Federal intends to use funds from the sale and maturity of securities to make new loans or retire debt.

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

At December 31, 2001, First Federal did not own any securities, other than those disclosed in the following table, that had an aggregate book value in excess of 10% of First Federal's retained earnings at that date.

The following table presents the amortized cost and fair value of First Federal's securities, by type of security, at the dates indicated.

	At December 31,				At February 29,
	2001		2000		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities:
Debt securities held-to-maturity:
Obligations of U.S. government agencies	$ -	$ -	$ 58,783	$ 58,117	$55,801	$52,917
Other securities	9,431	9,402	1,329	1,343	1,329	1,328
Total	9,431	9,402	60,112	59,460	57,130	54,245

Debt securities available-for-sale:
Obligations of U.S. Treasury and U.S. government agencies	9,114	9,068	4,000	3,950	4,000	3,787
Other securities	23,443	23,406	600	600	526	492
Total	32,557	32,474	4,600	4,550	4,526	4,279

Equity securities available-for-sale:
FHLB stock	1,010	1,010	944	944	894	894
FHLMC stock	31	1,730	29	1,757	26	1,110
U.S. government mortgage securities fund	16,368	16,090	15,461	15,071	14,605	13,789
Adjustable rate mortgage securities fund	8,630	8,667	3,227	3,228	2,093	2,068
Total equity securities available-for-sale	26,039	27,497	19,661	21,000	17,618	17,861
Total debt and equity securities	68,027	69,373	84,373	85,010	79,274	76,385

Mortgage-related securities:
Mortgage-related securities held-to- maturity:
FHLMC	388	411	705	732	817	824
FNMA	209	212	802	799	968	955
GNMA	8	8	-	-	12	12
Total mortgage-related securities held-to-maturity	605	631	1,507	1,531	1,797	1,791

Mortgage-related securities available-for-sale:
FHLMC	16,869	16,757	3,550	3,553	3,669	3,657
FNMA	19,598	19,439	4,010	4,028	2,369	2,255
GNMA	908	939	9,472	9,461	1,434	1,390
Total mortgage-related securities available-for-sale	37,375	37,135	17,032	17,042	7,472	7,302
Total mortgage-related securities	37,980	37,766	18,539	18,573	9,269	9,093
Net unrealized (losses) gains on available-for-sale securities	1,135	-	1,299	-	(174)	-
Total securities	$107,142	$107,139	$104,211	$103,583	$88,369	$85,478

The following presents the activity in the securities and mortgage-backed securities portfolios for the periods indicated.

	Year Ended December 31, 2001	Ten Months Ended December 31, 2000	Year Ended February 29, 2000
	(In thousands)

Mortgage-related securities:
Mortgage-related securities, beginning of period	$18,549	$ 9,099	$10,396
Purchases:
Mortgage-related securities - held-to-maturity	-	-	-
Mortgage-related securities - available-for-sale	37,987	11,665	3,003
Sales:
Mortgage-related securities - available-for-sale	(16,147)	-	-
Gain on sale of mortgage related securities	159	-	-
Repayments and prepayments:
Mortgage-related securities	(7,671)	(2,434)	(4,136)
Increase (decrease) in net discount	36	39	17
Increase (decrease) in unrealized gain	142	180	(181)
Mortgage-related securities, end of period	$33,055	$18,549	$ 9,099
Securities:
Securities, beginning of period	$85,662	$79,270	$67,750
Purchases:
Securities - held-to-maturity	8,192	2,952	18,803
Securities - available-for-sale	46,608	1,073	2,100
Reinvestment of dividends	1,323	1,044	933
Sales:
Securities - available-for-sale	(3,610)	-	-
Gain on sale of securities available-for-sale	660	-	-
Redemption of FHLB stock	67	-	(35)
Maturities and calls:
Securities - held-to-maturity	(58,843)	-	(9,103)
Securities - available-for-sale	(5,917)	-	-
Increase (decrease) in net discount	250	31	5
Increase (decrease) in unrealized gain	(305)	1,292	(1,183)
Securities, end of period	$74,087	$85,662	$79,270

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of First Federal's securities and mortgage-related securities as of December 31, 2001.

	At December 31, 2001
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)

Held-to-maturity securities:
Debt securities:
Municipal securities(1)	$ 200	7.92%	$ 928	6.76%	$201	8.61%	$ -	-%	$ 1,329	7.21%
Obligations of U.S. Government agencies	-	-	-	-	-	-	-	-	-	-
Mortgage-related securities	14	6.24	463	6.44	120	13.35	8	12.01	605	7.88
Corporate Bonds	8,102	4.55	-	-	-	-	-	-	8,102	4.55
Total securities at amortized cost	$8,316	4.63	$1,391	6.65	$321	10.38	$8	12.01	$10,036	5.10

Available-for-sale securities:
Debt securities:
Municipals securities(1)	-	-	77	7.58	1,421	4.71	1,167	5.52	2,665	5.15
Obligations of U.S. Government agencies	-	-	3,041	4.24	6,027	6.29	-	-	9,068	5.60
SLMA bonds	-	-	2,000	2.11	9,647	2.38	9,094	2.43	20,741	2.44
Equity securities	-	-	-	-	-	-	27,497	-	27,497	-
Mortgage-related securities	-	-	-	-	4,010	5.53	33,125	5.51	37,135	5.51
Total securities at fair value	$ -	-	$5,118		$21,105		$70,883		$97,106

________________________

(1)

Weighted average yield for municipal securities is presented on a tax equivalent basis based on an assumed tax rate of 34%.

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

First Federal believes it is competitive in the interest rates it offers on its deposit products. First Federal determines the rates paid based on a number of factors, including rates paid by competitors, First Federal's need for funds and cost of funds, borrowing costs and movements of market interest rates. First Federal does not utilize brokers to obtain deposits and at December 31, 2001 had no brokered deposits.

The following table indicates the amount of First Federal's jumbo certificates of deposits by time remaining until maturity as of December 31, 2001. Jumbo certificates of deposits have principal balances of $100,000 or more.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$ 6,568	5.74%
Over 3 through 6 months	2,338	4.05
Over 6 through 12 months	4,397	3.84
Over 12 months	6,582	4.65
Total	$19,885	4.64

The following table presents the deposit activity of First Federal for the periods indicated.

	Year Ended December 31, 2001	Ten Months Ended December 31, 2000	Year Ended February 29, 2000
	(In thousands)

Beginning balance	$184,878	$182,572	$176,682
Increase (decrease) before interest credited	(149)	(3,975)	(1,091)
Interest credited	8,055	6,281	6,981
Net increase	7,906	2,306	5,890
Ending balance	$192,784	$184,878	$182,572

The following table sets forth the balances and changes in dollar amounts in the various accounts offered by First Federal between the dates indicated.

	Year Ended December 31, 2001			Ten Months Ended December 31, 2000
							Year Ended February 29, 2000
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total
	(Dollars in thousands)			(Dollars in thousands)

Savings accounts	$ 19,248	9.98%	$ 1,609	$17,639	9.54%	$(1,916)	$ 19,555	10.71%
Money market deposits	21,839	11.33	416	21,423	11.58	3,106	18,317	10.03
NOW accounts	17,187	8.92	(69)	17,256	9.34	(19)	17,275	9.46
Certificates maturing:
Within 1 year	86,601	44.92	(26,929)	113,530	61.41	14,637	98,893	54.17
After 1 year, but within 2 years	31,286	16.23	22,340	8,946	4.84	(13,808)	22,754	12.46
After 2 years, but within 5 years	13,467	6.98	10,026	3,441	1.86	(922)	4,363	2.39
Total certificates	131,354	68.13	5,437	125,917	68.11	(93)	126,010	69.02
Noninterest-bearing deposits	3,156	1.64	513	2,643	1.43	1,228	1,415	0.78
Total	$192,784	100.00%	$ 7,906	$184,878	100.00%	$ 2,306	$182,572	100.00%

Borrowings.  First Federal has the ability to use advances from the Federal Home Loan Bank of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Chicago functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Chicago, First Federal is required to own capital stock in the Federal Home Loan Bank of Chicago and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2001, First Federal had the ability to borrow a total of approximately $20.2 million from the Federal Home Loan Bank of Chicago.

The following tables presents certain information regarding First Federal's use of Federal Home Loan Bank of Chicago advances during the periods indicated.

	Year Ended December 31, 2001	Ten Months Ended December 31, 2000	Year Ended February 29, 2000
	(Dollars in thousands)

FHLB advances and other borrowings:
Average balance outstanding	$2,362	$4,789	$ 5,498
Maximum amount outstanding at any month-end during the period	4,000	7,000	14,000
Balance outstanding at end of period	4,000	5,000	6,000
Weighted average interest rate during the period	5.38%	6.80%	5.79%
Weighted average interest rate at end of period	4.36	6.24	6.16

Subsidiary Activities

First Federal Bancshares' sole subsidiary is First Federal Bank.

Personnel

As of December 31, 2001, First Federal had 50 full-time employees and 6 part-time employees, none of whom is represented by a collective bargaining unit. First Federal believes its relationship with its employees is good.

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

Holding Company Regulation

First Federal Bancshares is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as First Federal Bancshares was not generally restricted as to the types of business activities in which it may engage, provided that First Federal continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - Qualified Thrift Lender Test."  The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as its subsidiary savings institution continues to comply with the QTL Test. First Federal Bancshares does not qualify for the grandfather and is limited to such activities. Upon any non-supervisory acquisition by First Federal Bancshares of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, First Federal Bancshares would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Association Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

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

Acquisition of the Holding Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the First Federal Bancshares' outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the First Federal Bancshares. Under the Federal Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

Capital Requirements.  The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At December 31, 2001, First Federal met each of its capital requirements.

The following table presents First Federal's capital position at December 31, 2001.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)

Tangible	$32,888	$ 493	$32,395	14.13%	1.50%
Core (Leverage)	32,888	9,309	25,908	14.13	4.00
Risk-based	34,071	8,687	25,384	31.38	8.00

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2001, FICO payments for Savings Association Insurance Fund members approximated 1.9 basis points.

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

Qualified Thrift Lender Test.  The Home Owners' Loan Act requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, First Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $41.3 million; a 10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. First Federal complies with the foregoing requirements.

Community Reinvestment Act

Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. First Federal's latest Community Reinvestment Act rating, received from the Office of Thrift Supervision was "Satisfactory."

FEDERAL AND STATE TAXATION

Federal Income Taxation

General.  First Federal Bancshares and First Federal Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to First Federal Bancshares and First Federal Bank in the same manner as to other corporations with some exceptions, including particularly First Federal Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal Bank or First Federal Bancshares. First Federal Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1997. For its 2001 tax year, First Federal's maximum federal income tax rate was 34%.

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

Distributions.  If First Federal Bank makes "non-dividend distributions" to First Federal Bancshares, they will be considered to have been made from First Federal Bank's unrecaptured tax bad debt reserves, including the balance of its reserves as of February 28, 1988, to the extent of the "non-dividend distributions," and then from First Federal Bank's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in First Federal Bank's taxable income. Non-dividend distributions include distributions in excess of First Federal Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of First Federal Bank's current or accumulated earnings and profits will not be so included in taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Federal Bank makes a non-dividend distribution to First Federal Bancshares, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. First Federal Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Illinois State Taxation.  First Federal Bancshares and First Federal Bank are required to file Illinois income tax returns and pay tax at an effective tax rate of 7.18% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, the primary one of which is the exclusion of interest income on United States obligations.

Delaware State Taxation.  As a Delaware holding company not earning income in Delaware, First Federal Bancshares is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers and key employees of the Company and First Federal who are not also directors. The following individuals are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. Ages are as of March 1, 2002.

Peggy L. Higgins has served as Assistant Treasurer of the Company and Treasurer of First Federal since 2000. Ms. Higgins has also served as Senior Vice President of First Federal since 1998. Prior to becoming Senior Vice President, Ms. Higgins served as a Vice President. She has been affiliated with First Federal since 1976. Age 48.

Cathy D. Pendell has served as Treasurer of the Company and Senior Vice President of First Federal since 2000 and 1998, respectively. Prior to becoming Senior Vice President, Ms. Pendell served as a Vice President. She has been affiliated with First Federal since 1976. Ms. Pendell is a certified public accountant. Age 42.

Millie R. Shields has served as Senior Vice President of First Federal since 1998. Prior to becoming Senior Vice President, Ms. Shields served as a Vice President. She has been affiliated with First Federal since 1978. Age 42.

Ronald A. Feld has served as Secretary of the Company and Vice President and Secretary of First Federal since 2000, 1987 and 1990, respectively. In 1995, Mr. Feld became Branch Manager of First Federal's Colchester office. He has been affiliated with First Federal since 1984. Age 59.

Mark A. Tyrpin joined First Federal in September 1999 as Vice President and head of the commercial loan department. From 1990 until joining First Federal, Mr. Tyrpin was with Bank of America (formerly, NationsBank), most recently with the title of Vice President/Commercial Loan Manager. Age 36.

ITEM 2.    DESCRIPTION OF PROPERTY

Properties

First Federal currently conducts its business through its main office located in Colchester, Illinois, and five other full-service banking offices, all of which it owns. First Federal plans to proceed with a bid-letting for a two-story addition to the office building owned by First Federal located at 101 N. 36th Street in Quincy. The projected cost is estimated at $500,000. The addition will house the commercial loan department and corporate offices plus add needed storage space and area for projected growth of the Quincy loan departments.

Location	Year Acquired	Net Book Value of Property or Leasehold Improvements at December 31, 2001
		(In thousands)

109 East Depot Street Colchester, Illinois 62326	1940	$ 57
2001 Maine Street Quincy, Illinois 62301	1977	264
101 North 36th Street Quincy, Illinois 62301	1988	455
201 West Main Street Mt. Sterling, Illinois 62353	1978	28
430 West Jackson Street Macomb, Illinois 61455	1984	388
190 East Hurst Street Bushnell, Illinois 61422	1989	139

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding the market for First Federal Bancshares' common equity and related stockholder matters is incorporated herein by reference to First Federal Bancshares' 2001 Annual Report to Stockholders at "Investor and Corporate Information."

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information regarding management's discussion and analysis of financial condition and results of operation is incorporated herein by reference to First Federal Bancshares' 2001 Annual Report to Stockholders at "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.    FINANCIAL STATEMENTS

The information regarding financial statements is incorporated herein by reference to First Federal Bancshares' 2001 Annual Report to Stockholders in the Consolidated Financial Statements and the Notes thereto.

ITEM 8.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
    AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information relating to the directors and officers of First Federal Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to First Federal Bancshares' Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 9 through 10and to Part I, Item 1, "Description of Business -- Executive Officers of the Registrant".

ITEM 10.    EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to First Federal Bancshares' Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 7 through 9.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to First Federal Bancshares' Proxy Statement for the 2002 Annual Meeting of Stockholders at pages 3 through 4.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to First Federal Bancshares' Proxy Statement for the 2002 Annual Meeting of Stockholders at page 10.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)

(1)

The following are filed as a part of this report by means of incorporation to First Federal Bancshares' 2002 Annual Report to Stockholders:

     •

Report of Independent Auditors

     •

Consolidated Statements of Financial Condition as of December 31, 2001 and December 31, 2000

     •

Consolidated Statements of Income for the Year Ended December 31, 2001 and the Ten Months Ended December 31, 2000

     •

Consolidated Statements of Changes in Shareholders' Equity for the Year Ended December 31, 2001 and the Ten Months Ended December 31, 2000

     •

Consolidated Statements of Cash Flows for the Year Ended December 31, 2001 and the Ten Months Ended December 31, 2000

     •

Notes to Consolidated Financial Statements

(2)

All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)

Exhibits

3.1

Certificate of Incorporation of First Federal Bancshares, Inc.(1)

3.2

Bylaws of First Federal Bancshares, Inc.

4.0

Specimen Stock Certificate of First Federal Bancshares, Inc.(1)

10.1

Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (2)

10.2

Employment Agreement between First Federal Bank and James J. Stebor (2)

10.3

First Federal Bank Supplemental Executive Retirement Plan (2)

10.4

First Federal Bank Employee Severance Compensation Plan (2)

10.5

First Federal Bancshares, Inc. 2001 Stock Based Incentive Plan(3)

13.0

Portions of the Annual Report to Stockholders

21.0

List of Subsidiaries

23.0

Consent of Crowe, Chizek & Company LLP

____________________

(1)

Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.

(2)

Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed November 14, 2000.

(3)

Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed August 13, 2001.

(b)

Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

Date:  March 27, 2002

By:  /s/ James J. Stebor

James J. Stebor

President, Chief Executive Officer

   and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name

Title

      Date

/s/ James J. Stebor

President, Chief Executive

March 27, 2002

James J. Stebor

                Officer and Director

                (principal executive officer)

/s/ Cathy D. Pendell

Treasurer

March 27, 2002

Cathy D. Pendell

                (principal financial and

accounting officer)

/s/ Franklin M. Hartzell

Chairman of the Board

March 27, 2002

Franklin M. Hartzell

/s/ Stephan L. Roth

Director

March 27, 2002

Stephan L. Roth

/s/ Richard D. Stephens

Director

March 27, 2002

Richard D. Stephens

/s/ Murrel Hollis

Director

March 27, 2002

Murrel Hollis

/s/ Gerald L. Prunty

Director

March 27, 2002

Gerald L. Prunty

/s/ Eldon M. Snowden

Director

March 27, 2002

Eldon M. Snowden