Form 10-Q
period 2002-03-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2002-05-08
CIK 1113107

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                         COMMISSION FILE NUMBER 0-37053

                         FIRST FEDERAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              37-1397683
(State of incorporation)                       (IRS Employer Identification No.)



                109 EAST DEPOT STREET, COLCHESTER, ILLINOIS 62326
               (Address of Principal Executive Offices) (Zip Code)


                                 (309) 776-3225
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of May 8, 2002 the Registrant had outstanding 2,107,950 shares of common stock.

                         FIRST FEDERAL BANCSHARES, INC.

                           Form 10-Q Quarterly Report


                                      Index

                                                                            Page
                                                                            ----
PART I - Financial Information

   Item 1   Financial Statements                                               1

   Item 2   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                             7

   Item 3   Quantitative and Qualitative Disclosures About Market Risk         9

PART II - Other Information

   Item 1   Legal Proceedings                                                 11

   Item 2   Changes in Securities and Use of Proceeds                         11

   Item 3   Defaults Upon Senior Securities                                   11

   Item 4   Submission of Matters to a Vote of Securities Holders             11

   Item 5   Other Information                                                 11

   Item 6   Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                    12

FIRST FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                   MARCH 31,      DECEMBER 31,
                                                                     2002             2001
                                                                     ----             ----
                                     ASSETS
Cash and cash equivalents                                        $     28,543     $     18,249
Time deposits in other financial institutions                             588              588
Securities available-for-sale                                          92,300           97,106
Securities held-to-maturity (fair value: March 31 - $9,952
     December 31 - $10,033)                                             9,933           10,036
Loans receivable, net                                                 108,372          112,911
Real estate owned, net                                                     87              195
Premises and equipment                                                  1,528            1,522
Accrued interest receivable                                             1,295            1,445
Other assets                                                              269              118
                                                                 ------------     ------------

TOTAL ASSETS                                                     $    242,915     $    242,170
                                                                 ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits                                                         $    193,147     $    192,784
Advances from borrowers for taxes and insurance                           306              157
Federal Home Loan Bank advances                                         4,000            4,000
Accrued interest payable                                                  501              536
Other liabilities                                                       1,007              992
                                                                 ------------     ------------
     Total liabilities                                                198,961          198,469

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued or outstanding                                               --               --
Common stock, $.01 par value, 4,000,000 shares authorized;
  2,242,500 shares issued                                                  22               22
Additional paid-in capital                                             21,447           21,418
Unearned ESOP shares                                                   (1,525)          (1,570)
Unearned stock awards                                                  (1,219)          (1,287)
Treasury stock, 134,550 shares                                         (2,322)          (2,322)
Retained earnings                                                      27,106           26,745
Accumulated other comprehensive income                                    445              695
                                                                 ------------     ------------
     Total shareholders' equity                                        43,954           43,701
                                                                 ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $    242,915     $    242,170
                                                                 ============     ============

                 See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                           ------------------------
                                                              2002          2001
                                                              ----          ----
Interest income
     Loans                                                 $    2,003    $    2,310
     Securities                                                 1,200         1,643
     Other interest income                                         73           159
                                                           ----------    ----------
         Total interest income                                  3,276         4,112

Interest expense
     Deposits                                                   1,501         2,348
     Federal Home Loan Bank advances                               36            37
                                                           ----------    ----------
         Total interest expense                                 1,537         2,385
                                                           ----------    ----------

Net interest income                                             1,739         1,727

Provision for loan losses                                           7            --
                                                           ----------    ----------

Net interest income after provision for
  loan losses                                                   1,732         1,727

Noninterest income
     Service charges                                               32            32
     Other fee income                                              31            32
     Net gain on sale of securities                                22            --
     Other income                                                  23             9
                                                           ----------    ----------
         Total noninterest income                                 108            73

Noninterest expense
     Compensation and benefits                                    612           485
     Occupancy and equipment                                       74           102
     Data processing                                              128            98
     Federal insurance premiums                                    24            24
     Advertising                                                   26            26
     Professional fees                                             41            42
     Other noninterest expenses                                    76           133
                                                           ----------    ----------
         Total noninterest expense                                981           910
                                                           ----------    ----------

Income before income taxes                                        859           890

Provision for income taxes                                        342           337
                                                           ----------    ----------

     Net income                                            $      517    $      553
                                                           ==========    ==========

Earnings per share
     Basic                                                 $      .28    $      .27
                                                           ==========    ==========
     Diluted                                               $      .27    $      .27
                                                           ==========    ==========


Comprehensive income                                       $      267    $      877
                                                           ==========    ==========

                 See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2001 AND 2002
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                                                            Accumulated
                                                                                                                Other       Total
                                                   Additional   Unearned    Unearned                           Compre-      Stock-
                                          Common    Paid-in       ESOP       Stock     Treasury   Retained     hensive     holders'
                                          Stock     Capital      Shares      Awards      Stock    Earnings     Income       Equity
                                          -----     -------      ------      ------      -----    --------     ------       ------
Balance at December 31, 2000             $     22  $   21,315  $   (1,749)  $     --   $     --   $ 25,483   $      796   $  45,867
ESOP shares earned                             --          21          45         --         --         --           --          66
Comprehensive income
    Net income                                 --          --          --         --         --        553           --         553
    Change in fair value of securities
      classified as available-for-sale,
      net of reclassification and tax
      effects                                  --          --          --         --         --         --          324         324
                                                                                                                          ---------
       Total comprehensive income                                                                                               877
                                         --------  ----------  ----------   --------   --------   --------   ----------   ---------


Balance at March 31, 2001                $     22  $   21,336  $   (1,704)  $     --   $     --   $ 26,036   $    1,120   $  46,810
                                         ========  ==========  ==========   ========   ========   ========   ==========   =========


Balance at December 31, 2001             $     22  $   21,418  $   (1,570)  $ (1,287)  $ (2,322)  $ 26,745   $      695   $  43,701
ESOP shares earned                             --          29          45         --         --         --           --          74
Stock awards earned                            --          --          --         68         --         --           --          68
Dividends declared ($.08 per share)            --          --          --         --         --       (156)          --        (156)
Comprehensive income
    Net income                                 --          --          --         --         --        517           --         517
    Change in fair value of securities
      classified as available-for-sale,
      net of reclassification and tax
      effects                                  --          --          --         --         --         --         (250)       (250)
                                                                                                                          ---------
       Total comprehensive income                                                                                               267
                                         --------  ----------  ----------   --------   --------   --------   ----------   ---------


Balance at March 31, 2002                $     22  $   21,447  $   (1,525)  $ (1,219)  $ (2,322)  $ 27,106   $      445   $  43,954
                                         ========  ==========  ==========   ========   ========   ========   ==========   =========

                 See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                        2002           2001
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $      517     $      553
    Adjustments to reconcile net income to net cash provided by operating activities
       Provision for depreciation                                            26             26
       Loss (gain) on sale of real estate owned                              (3)             4
       Net amortization of premiums and discounts                            30             (8)
       ESOP compensation expense                                             74             66
       Stock award compensation expense                                      68             --
       Provision for loan losses                                              7             --
       Dividend reinvestments                                              (259)          (327)
       Federal Home Loan Bank stock dividends                               (15)            --
       Gain on sale of securities                                           (22)            --
       Net changes in
           Accrued interest receivable and other assets                      (1)             3
           Deferred loan costs                                               (6)            --
           Accrued interest payable and other liabilities                   151            139
                                                                     ----------     ----------
               Net cash provided by operating activities                    567            456

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in time deposits in other financial institutions              --             99
    Purchase of securities available-for-sale                            (7,997)       (22,685)
    Principal paydowns on mortgage-backed securities
      available-for-sale                                                  2,628            676
    Principal paydowns on mortgage-backed securities
      held-to-maturity                                                       58            139
    Proceeds from maturities of securities available-for-sale             1,000             --
    Proceeds from maturities of securities held-to-maturity                  --         24,115
    Proceeds from sale of securities available-for-sale                   9,078             --
    Purchase of loans                                                       (60)            --
    Net (increase) decrease in loans receivable                           4,564           (156)
    Proceeds from sale of real estate owned                                 145             20
    Purchase of property and equipment                                      (32)           (10)
                                                                     ----------     ----------
       Net cash provided by investing activities                          9,384          2,198

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                363          6,777
    Net change in advances from borrowers for taxes and insurance           149            139
    Dividends paid                                                         (169)            --
    Repayment of Federal Home Loan Bank advances                             --         (3,000)
                                                                     ----------     ----------
       Net cash provided by financing activities                            343          3,916
                                                                     ----------     ----------

Net change in cash and cash equivalents                                  10,294          6,570

Cash and cash equivalents
    Beginning of period                                                  18,249         11,244
                                                                     ----------     ----------

    End of period                                                    $   28,543     $   17,814
                                                                     ==========     ==========

Supplemental disclosures of cash flow information
    Cash paid during the period for
       Interest                                                      $    1,572     $    2,389
       Taxes, net of refunds                                                 --             90
       Transfers to real estate owned                                        34             24

                 See notes to consolidated financial statements.

                         FIRST FEDERAL BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
           (table amounts in thousands of dollars, except share data)


NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the Company's Annual Report on Form 10-KSB. The December 31, 2001 balance sheet presented herein has been derived from the audited financial statements included in the Company's Annual Report on Form 10-KSB, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2002. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.


Note 2 - Employee Stock Ownership Plan

In connection with its conversion from the mutual to the stock form of organization, First Federal Bank (the "Bank") established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The Company issued 179,400 shares of common stock to the ESOP in exchange for a 10-year note in the amount of approximately $1.8 million. The $1.8 million for the ESOP purchase was borrowed from the Company.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. However, in the event the Bank's contributions exceed the minimum debt service requirements, additional principal payments will be made.


Note 3 - Earnings Per  Share

For purposes of per share calculations, the Company had 2,107,950 and 2,242,500 shares of common stock outstanding at March 31, 2002 and 2001. Basic earnings per share for the three months ended March 31, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                 2002          2001
                                                              ----------    ----------
                                                                  (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
            BASIC
                Net income                                    $      517    $      553
                                                              ==========    ==========
                Weighted average common shares outstanding         1,869         1,869
                                                              ==========    ==========
                Basic earnings per common share               $      .28    $      .27
                                                              ==========    ==========

             DILUTED
                Net income                                    $      517    $      553
                                                              ==========    ==========
                Weighted average common shares
                  outstanding                                      1,869         1,869
                                                              ==========    ==========
                Dilutive effect of stock options                      16            --
                                                              ==========    ==========
                Dilutive effect of stock awards                        5            --
                                                              ==========    ==========

                Diluted average common shares                      1,890         1,869
                                                              ==========    ==========

                Diluted earnings per common share             $      .27    $      .27
                                                              ==========    ==========


Note 4 - Recent Developments - New Accounting Pronouncements

In 2001, new accounting guidance was issued that, beginning in 2002, revised the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill are no longer amortized, but are periodically reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. The new guidance did not have a material effect on the Company's financial statements.


Note 5 - Employee Stock Awards

In 2001, the company granted options to purchase 208,549 shares of common stock at a strike price of $15.10 per share and awarded 89,700 shares of restricted stock. The stock options become exercisable in equal installments over a five-year period from the date of grant and expire ten years from the date of grant. The restricted stock awards vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
  OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of First Federal Bancshares, Inc. (Company) and its wholly owned subsidiary, First Federal Bank
(Bank), at March 31, 2002 to its financial condition at December 31, 2001 and the results of its operations for the three-month period ended March 31, 2002 to the same period in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at March 31, 2002 were $242.9 million compared to $242.2 million at December 31, 2001, an increase of $.7 million. During the three months ended March 31, 2002, cash and cash equivalents increased $10.3 million, which reflects excess operating cash resulting from the timing of called securities and loan prepayments. Loans decreased $4.5 million primarily as a result of portfolio loans refinancing into the Federal Home Loan Bank Mortgage Partnership Finance program and also to other competitors due to the lower interest rate environment. Securities available-for-sale decreased $4.8 million and securities held-to maturity decreased $.1 million. The decrease in available-for-sale securities was primarily due to sales and principal pay downs during the three months ended March 31, 2002.

The allowance for loan losses was $573,000 at March 31, 2002 and $534,000 at December 31, 2001. There were no impaired loans at either date. The allowance for loan losses represented .52% of total loans and 219.56% of nonperforming loans at March 31, 2002 compared to .47% of total loans and 59.01% of nonperforming loans at December 31, 2001. Nonperforming loans decreased during the first quarter of 2002 by $644,000 due to increased efforts to reduce delinquencies. The ratio of non-performing assets to total assets at March 31, 2002 was .17% compared to .46% at December 31, 2001.

Total liabilities at March 31, 2002 were $199.0 million compared to $198.5 million at December 31, 2001, an increase of $.5 million, primarily due to an increase in deposits of $.4 million. The increase in deposits have been invested in interest-earning deposits at other institutions until such time as the funds can be redeployed into loans receivable or securities.

Shareholders' equity at March 31, 2002 was $44.0 million compared to $43.7 million at December 31, 2001, an increase of $.3 million. The increase primarily reflects net income of $517,000 and a decrease in the fair value of securities available-for-sale, net of tax, of $250,000.

RESULTS OF OPERATIONS

Net income decreased $36,000 to $517,000 for the quarter ended March 31, 2002 compared to the same period in 2001. The decrease was primarily a result of increased noninterest expense, partially offset by an increase in noninterest income.

Net interest income was $1.7 million for the quarter ended March 31, 2002 and was consistent with the prior period. The net interest margin was 2.95% for the three months ended March 31, 2002 and 2.97% for the three months ended March 31, 2001. The decreased net interest margin reflects a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 121.03% from 123.38% for the three-month periods respectively. The average yield on interest-earning assets decreased to 5.55% for the three months ended March 31, 2002 from 7.06% for the three months ended March 31, 2001. However, the average yield on interest-bearing liabilities decreased to 3.15% for the three months ended March 31, 2002 from 5.05% for the same period in 2001. These decreases reflect the overall decrease in market rates from 2001.

The provision for loan losses was $7,000 for the quarter ended March 31, 2002 and zero for the same period in 2001.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at March 31, 2002, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control. The allowance for loan losses as of March 31, 2002 was maintained at a level that represents management's best estimate of losses in the loan portfolio and such losses were both probable and reasonably estimatable.

Noninterest income was $108,000 for the three-month period ended March 31, 2002 compared to $73,000 for the same period in 2001. The increase in noninterest income was primarily a result of a net gain on the sale of securities in the amount of $22,000 and small increases in other various accounts.

Noninterest expense was $981,000 and $910,000 for the quarters ended March 31, 2002 and 2001. The increase in noninterest expense primarily reflects an increase in compensation and benefits expense of $127,000 associated with an increase in salaries of $38,000, an increase in employee health insurance premiums of $13,000, and expense of $68,000 associated with the restricted stock awards granted in October of 2001. Data processing expense increased $30,000 due the implementation of new products such as internet banking. Other noninterest expenses decreased $57,000 as a result of a decrease in insurance expense, the decrease in amortization of goodwill due to the fact that goodwill was fully amortized during 2001, and small decreases in various other accounts. Occupancy and equipment expense also decreased $28,000 during the three months ended March 31, 2002 compared to the same period in 2001.

The Company's federal income tax expense increased $5,000 to $342,000 for the quarter ended March 31, 2002 compared to the same period in 2001. Income tax expense was approximately 39% of pretax income in both periods.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2002, cash and cash equivalents totaled $28.5 million. At March 31, 2002, the Company had commitments to fund loans of $817,000. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $75.7 million. Management believes, based on past experience that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company's high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of March 31, 2002:

                                     ACTUAL                REQUIRED              EXCESS
                                     ------                --------              ------
                                AMOUNT       %        AMOUNT       %        AMOUNT       %
                                ------      ---       ------      ---       ------      ---
Core capital                   $ 33,517    14.31%    $  9,367     4.0%     $ 24,150    10.31%
(to adjusted total assets)
Risk-based capital               34,675    32.39        8,564     8.0        26,111    24.39
(to risk-weighted assets)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE ASPECTS OF MARKET RISK. The Company's most significant form of market risk is interest rate risk. The principal objectives of the Company's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. The Company has an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The extent of the movement of interest rates is uncertainty that could have a negative impact on the earnings of the Company.

The Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate and balloon loans and not originating long-term, fixed-rate loans for retention in its portfolio; (2) emphasizing shorter term consumer loans; (3) introducing floating-rate commercial business loans tied to the prime rate; (4) maintaining a high quality securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity of which is monitored in relation to the repricing of its loan portfolio; and (5) using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

QUANTITATIVE ASPECTS OF MARKET RISK. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank's cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and its equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank's net portfolio value at December 31, 2001, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. All model outputs associated with the -300 and -200 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

                                                                        NPV as % of
   Change in                                                     Portfolio Value of Assets
Interest Rates                 Net Portfolio Value               -------------------------
in Basis Points                -------------------                 NPV        Basis Point
 (Rate Shock)        Amount         $ Change        % Change      Ratio         Change
--------------       ------         --------        --------      -----         ------
                             (Dollars in thousands)
       300         $  30,741        (9,587)             (24)%     13.42%       (324) bp
       200            33,818        (6,510)             (16)      14.50        (216) bp
       100            36,975        (3,353)              (8)      15.56        (110) bp
    Static            40,328            --               --       16.66              --
     (100)            43,151         2,823                7       17.54           88 bp
     (200)               N/A           N/A              N/A         N/A             N/A
     (300)               N/A           N/A              N/A         N/A             N/A

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

            NONE


ITEM 5. OTHER INFORMATION.

            None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

                        None

            (b)   Reports on Form 8-K.

                        A current report on Form 8-K was filed by the Company on February 1, 2002 reporting that the Company issued a press release announcing the date of the 2002 annual meeting of stockholders. A copy of the press release was attached as an exhibit to the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST FEDERAL BANCSHARES, INC.

Date: May 8, 2002                       /s/ James J. Stebor
                                        ----------------------------------------
                                        James J. Stebor
                                        President and Chief Executive Officer


Date: May 8, 2002                       /s/ Cathy D. Pendell
                                        ----------------------------------------
                                        Cathy D. Pendell
                                        Treasurer