Form 10-Q
period 2002-06-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2002-08-14
CIK 1113107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
Commission file number 0-37053

FIRST FEDERAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	37-1397683
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

109 East Depot Street, Colchester, Illinois 62326
(Address of Principal Executive Offices) (Zip Code)

(309) 776-3225
(Registrant’s telephone number, including area code)

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

As of August 7, 2002 the Registrant had outstanding 1,889,340 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report

Index

Page

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3	Quantitative and Qualitative Disclosures About Market Risk	10

PART II – Other Information

Item 1	Legal Proceedings	12

Item 2	Changes in Securities and Use of Proceeds	12

Item 3	Defaults Upon Senior Securities	12

Item 4	Submission of Matters to a Vote of Securities Holders	12

Item 5	Other Information	12

Item 6	Exhibits and Reports on Form 8-K	13

SIGNATURES	14

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$24,564	$18,249
Time deposits in other financial institutions	588	588
Securities available-for-sale	86,700	97,106
Securities held-to-maturity (fair value: June 30 – $19,900
December 31 – $10,033)	19,915	10,036
Loans receivable, net	107,765	112,911
Real estate owned, net	88	195
Premises and equipment	1,543	1,522
Accrued interest receivable	1,416	1,445
Other assets	365	118

TOTAL ASSETS	$242,944	$242,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$194,180	$192,784
Advances from borrowers for taxes and insurance	271	157
Federal Home Loan Bank advances	4,000	4,000
Accrued interest payable	470	536
Other liabilities	951	992

Total liabilities	199,872	198,469

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized;
2,242,500 shares issued	22	22
Additional paid-in capital	21,481	21,418
Unearned ESOP shares	(1,480)	(1,570)
Unearned stock awards	(1,151)	(1,287)
Treasury stock (June 30 – 239,160 shares,	(4,221)	(2,322)
December 31 – 134,550)
Retained earnings	27,436	26,745
Accumulated other comprehensive income	985	695

Total shareholders’ equity	43,072	43,701

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$242,944	$242,170

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001
Interest income
Loans	$1,925	$2,283	$3,928	$4,593
Securities	1,217	1,546	2,417	3,189
Other interest income	98	193	171	352

Total interest income	3,240	4,022	6,516	8,134

Interest expense
Deposits	1,450	2,328	2,951	4,676
Federal Home Loan Bank advances	39	28	75	65

Total interest expense	1,489	2,356	3,026	4,741

Net interest income	1,751	1,666	3,490	3,393

Provision for loan losses	—	—	7	—

Net interest income after provision for
loan losses	1,751	1,666	3,483	3,393

Noninterest income
Service charges	31	35	63	67
Other fee income	32	37	63	69
Net gain on sale of securities	31	141	53	141
Other income	7	24	30	33

Total noninterest income	101	237	209	310

Noninterest expense
Compensation and benefits	689	542	1,301	1,027
Occupancy and equipment	85	83	159	185
Data processing	131	108	259	207
Federal insurance premiums	24	24	48	48
Advertising	25	24	51	49
Professional fees	43	51	84	93
Other noninterest expenses	100	137	176	271

Total noninterest expense	1,097	969	2,078	1,880

Income before income taxes	755	934	1,614	1,823

Provision for income taxes	270	370	612	706

Net income	$485	$564	$1,002	$1,117

Earnings per share
Basic	$.26	$.27	$.54	$.54
Diluted	$.26	$.27	$.53	$.54

Weighted average shares	1,860,446	2,074,313	1,864,559	2,072,070

Comprehensive income	$1,025	$310	$1,292	$1,187

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
Six months ended June 30, 2001 and 2002
(in thousands of dollars, except share data)
(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income	Total Stock- holders’ Equity

Balance at December 31, 2000	$22	$21,315	$(1,749)	$—	$—	$25,483	$796	$45,867
ESOP shares earned	—	47	90	—	—	—	—	137
Dividend declared ($.13 per share)	—	—	—	—	—	(283)	—	(283)
Comprehensive income
Net income	—	—	—	—	—	1,117	—	1,117
Change in fair value of securities
classified as available-for-sale, net
of reclassification and tax effects	—	—	—	—	—	—	70	70

Total comprehensive income								1,187

Balance at June 30, 2001	$22	$21,362	$(1,659)	$—	$—	$26,317	$866	$46,908

Balance at December 31, 2001	$22	$21,418	$(1,570)	$(1,287)	$(2,322)	$26,745	$695	$43,701
Purchase of 104,610 shares of treasury stock	—	—	—	—	(1,899)	—	—	(1,899)
ESOP shares earned	—	63	90	—	—	—	—	153
Stock awards earned	—	—	—	136	—	—	—	136
Dividends declared ($.16 per share)	—	—	—	—	—	(311)	—	(311)
Comprehensive income
Net income	—	—	—	—	—	1,002	—	1,002
Change in fair value of securities
classified as available-for-sale, net
of reclassification and tax effects	—	—	—	—	—	—	290	290

Total comprehensive income								1,292

Balance at June 30, 2002	$22	$21,481	$(1,480)	$(1,151)	$(4,221)	$27,436	$985	$43,072

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Six Months Ended June 30,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,002	$1,117
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for depreciation	52	55
Loss (gain) on sale of real estate owned	(3)	7
Net amortization of premiums and discounts	66	(225)
ESOP compensation expense	153	137
Stock award compensation expense	136	—
Provision for loan losses	7	—
Dividend reinvestments	(541)	(682)
Federal Home Loan Bank stock dividends	(28)	—
Gain on sale of securities	(53)	(141)
Net changes in
Accrued interest receivable and other assets	(218)	417
Deferred loan costs	(9)	—
Accrued interest payable and other liabilities	(263)	(276)

Net cash provided by operating activities	301	409

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits in other financial institutions	—	887
Purchase of securities available-for-sale	(10,344)	(55,541)
Purchase of securities held-to-maturity	(13,348)	(4,121)
Principal paydowns on mortgage-backed securities
available-for-sale	4,695	2,244
Principal paydowns on mortgage-backed securities
held-to-maturity	267	481
Purchase of Federal Home Loan Bank stock	(54)	—
Proceeds from maturities of securities available-for-sale	1,000	—
Proceeds from maturities of securities held-to-maturity	3,100	41,367
Proceeds from sale of securities available-for-sale	16,240	8,073
Purchase of loans	(322)	—
Capital expenditures of real estate owned	(1)	—
Net decrease in loans receivable	5,436	1,475
Proceeds from sale of real estate owned	145	31
Purchase of property and equipment	(73)	(30)

Net cash provided by (used in) investing activities	6,741	(5,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,396	9,385
Net change in advances from borrowers for taxes and insurance	114	106
Purchase of treasury stock	(1,899)	—
Dividends paid	(338)	—
Repayment of Federal Home Loan Bank advances	—	(3,000)

Net cash provided by financing activities	727	6,491

Net change in cash and cash equivalents	6,315	1,766

Cash and cash equivalents
Beginning of period	18,249	11,244

End of period	$24,564	$13,010

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,092	$4,759
Taxes, net of refunds	681	767
Transfers to real estate owned	34	—

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
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

Note 2 – Earnings Per Share

For purposes of per share calculations, the Company had 2,003,340 and 2,242,500 shares of common stock outstanding at June 30, 2002 and 2001, respectively. Basic earnings per share for the three and six months ended June 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the three months ended June 30,		For the six months ended June 30,

	2002	2001	2002	2001
	(in thousands, except per share data)

Basic
Net income	$485	$564	$1,002	$1,117

Weighted average common shares
outstanding	1,860	2,074	1,865	2,072

Basic earnings per common share	$.26	$.27	$.54	$.54

Diluted
Net income	$485	$564	$1,002	$1,117

Weighted average common shares
outstanding	1,860	2,074	1,865	2,072

Dilutive effect of stock options	26	—	21	—

Dilutive effect of stock awards	7	—	6	—

Diluted average common shares	1,893	2,074	1,891	2,072

Diluted earnings per common share	$.26	$.27	$.53	$.54

Note 3 – Recent Developments – New Accounting Pronouncements

Financial Accounting Standards Board (FASB), in July 2001, issued SFAS 142, “Goodwill and Other Intangible Assets”, that requires goodwill to no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill by the Company ceased upon adoption of the Statement, which became effective at January 1, 2002. Adoption of SFAS 142 has not had a material effect on the Company’s financial statements.

Effective January 1, 2003, SFAS 143, “Accounting for Asset Retirement Obligations”, will apply. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred. Adoption of SFAS 143 is not expected to have a material effect on the financial position and operations of the Company.

The Company adopted SFAS 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” on January 1, 2002. The statement requires that the Company recognize an impairment loss on long-lived assets when the carrying amount is not recoverable and the measurement of the impairment loss is the difference between the carrying amount and the fair value of the asset. Adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

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

The following discussion compares the financial condition of First Federal Bancshares, Inc. (Company) and its wholly owned subsidiary, First Federal Bank (Bank), at June 30, 2002 to its financial condition at December 31, 2001 and the results of its operations for the three-month and six-month periods ended June 30, 2002 to the same period in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets at June 30, 2002 were $242.9 million compared to $242.2 million at December 31, 2001, an increase of $0.7 million. During the six months ended June 30, 2002, cash and cash equivalents increased $6.3 million, which reflects excess operating cash resulting from the timing of loan prepayments and an increase in customer deposits. Loans decreased $5.1 million primarily as a result of portfolio loans refinancing into the Federal Home Loan Bank Mortgage Partnership Finance program and also to other competitors due to the lower interest rate environment. Securities available-for-sale decreased $10.4 million and securities held-to-maturity increased $9.9 million. The increase in held-to-maturity securities was primarily a result of proceeds from principal paydowns and maturities of securities available-for-sale being reinvested in securities held-to-maturity.

The allowance for loan losses was $603,000 at June 30, 2002 and $534,000 at December 31, 2001. There were no impaired loans at either date. The allowance for loan losses represented .56% of total loans and 92.53% of nonperforming loans at June 30, 2002 compared to .47% of total loans and 59.01% of nonperforming loans at December 31, 2001. Nonperforming assets totaled $798,000 and $1,119,000 at June 30, 2002 and December 31, 2001, respectively. The ratio of non-performing assets to total assets at June 30, 2002 was .33% compared to .46% at December 31, 2001.

Total liabilities at June 30, 2002 were $199.9 million compared to $198.5 million at December 31, 2001, an increase of $1.4 million, due to an increase in deposits of $1.4 million. The increased funds from deposits have been invested in interest-earning deposits at other institutions until such time as the funds can be redeployed into loans receivable or securities.

Shareholders’ equity at June 30, 2002 was $43.1 million compared to $43.7 million at December 31, 2001, a decrease of $0.6 million. The decrease primarily reflects the repurchase of treasury stock totaling $1.9 million, offset by net income of $1.0 million and an increase in the fair value of securities available-for-sale, net of tax, of $290,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net income decreased $79,000 to $485,000 for the quarter ended June 30, 2002 compared to the same period in 2001. The decrease was primarily a result of increased noninterest expense and decreased noninterest income, partially offset by an increase in net interest income.

Net interest income was $1.8 million for the quarter ended June 30, 2002 compared to $1.7 for the same prior year quarter. The increase in net interest income was primarily a result of an increase in the net interest spread and the net interest margin to 2.42% and 2.93%, respectively, for the three months ended June 30, 2002 from 1.88% and 2.80% for the three months ended June 30, 2001. The average yield on interest-earning assets decreased to 5.43% for the three months ended June 30, 2002 from 6.75% for the three months ended June 30, 2001 while the average yield on interest-bearing liabilities decreased to 3.01% for the three months ended June 30, 2002 from 4.88% for the same period in 2001. These decreases reflect the overall decrease in market rates from 2001. The increase in the spread and the margin was due largely to the decrease in the cost of funds exceeding the decrease in the yield on earning assets as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the continued decreasing interest rate environment.

The provision for loan losses was zero for the quarters ended June 30, 2002 and June 30, 2001.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at June 30, 2002, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of June 30, 2002 was maintained at a level that represents management’s best estimate of losses in the loan portfolio and such losses were both probable and reasonably estimatable.

Noninterest income was $101,000 for the three-month period ended June 30, 2002 compared to $237,000 for the same period in 2001. The decrease in noninterest income was primarily a result of a decrease in net gain on the sale of securities in the amount of $110,000 and small decreases in other various income accounts.

Noninterest expense was $1,097,000 and $969,000 for the quarters ended June 30, 2002 and 2001. The increase in noninterest expense primarily reflects an increase in compensation and benefits expense of $147,000 associated with an increase in salaries of $49,000, an increase of $20,000 in employee benefits including health insurance and retirement funds, and expense of $68,000 associated with the restricted stock awards granted in October of 2001. Data processing expense increased $22,000 due to the implementation of new products such as internet banking. Other noninterest expenses decreased $37,000 as a result of a decrease in ATM expense and repossessed asset expense, the decrease in amortization of goodwill due to the fact that goodwill was fully amortized during 2001, and small decreases in various other accounts.

The Company’s federal income tax expense decreased $100,000 to $270,000 for the quarter ended June 30, 2002 compared to the same period in 2001. Income tax expense was approximately 36% of pretax income for the quarter ended June 30, 2002 and 39% of pretax income for the same prior year quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net income decreased $115,000 to $1.0 million for the six months ended June 30, 2002 compared to the same period in 2001. Return on average assets was .83% for the six months ended June 30, 2002 compared to .92% for the six months ended June 30, 2001.

Net interest income was $3.5 million for the six months ended June 30, 2002 compared to $3.4 for the same period in 2001. The increase in net interest income was primarily a result of an increase in the net interest spread and the net interest margin to 2.41% and 2.94%, respectively, for the six months ended June 30, 2002 from 1.94% and 2.88% for the six months ended June 30, 2001. The average yield on interest-earning assets decreased to 5.49% for the six months ended June 30, 2002 from 6.90% for the same period in 2001 while the average yield on interest-bearing liabilities decreased to 3.08% for the six months ended June 30, 2002 from 4.96% for the same period in 2001. These decreases reflect an overall decrease in the market rates from 2001. The increase in the spread and the margin was due largely to the decrease in the cost of funds exceeding the decrease in the yield on earning assets as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the continued decreasing interest rate environment.

The provision for loan losses was $7,000 for the six months ended June 30, 2002 and zero for the same period in 2001.

Noninterest income was $209,000 for the six-month period ended June 30, 2002 compared to $310,000 for the prior period. The decrease in noninterest income was primarily a result of a decrease in net gain on the sale of securities in the amount of $88,000.

Noninterest expense was $2.1 million and $1.9 million for the six months ended June 30, 2002 and 2001. The increase in noninterest expense primarily reflects an increase in compensation and benefits expense of $274,000 associated with an increase in salaries of $85,000, an increase of $34,000 in employee benefits including health insurance and retirement funds, and expense of $153,000 associated with the restricted stock awards granted in October of 2001. Data processing expense increased $52,000 due to the implementation of new products such as internet banking. Other noninterest expenses decreased $95,000 as a result of a decrease in ATM expense, a decrease in repossessed asset expense, a decrease in amortization of goodwill due to the fact that goodwill was fully amortized in 2001, and small decreases in various other accounts.

The Company’s federal income tax expense decreased $94,000 to $612,000 for the six-months ended June 30, 2002 compared to the same period in 2001. Income tax expense was approximately 38% of pretax income for the six-month period ending June 30, 2002, and approximately 39% of pretax income for the same prior year period.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2002, cash and cash equivalents totaled $24.6 million. At June 30, 2002, the Company had commitments to fund loans of $979,000. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $90.5 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of June 30, 2002:

	ACTUAL		REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%

Core capital	$34,132	14.50%	$9,413	4.00%	$24,719	10.50%
(to adjusted total assets)
Risk-based capital	35,183	32.40	8,688	8.00	26,495	24.40
(to risk-weighted assets)

ADDITION

The Company is in the process of building a two-story addition to its office building located at 101 N. 36th Street in Quincy, Illinois. The projected cost is estimated at $725,000. The addition will house the commercial loan department and corporate offices plus add needed storage space and area for projected growth of the Quincy loan departments.

MERGER

On June 4, 2002, the Company, and PFSB Bancorp, Inc. (“PFSB Bancorp”), the parent company of Palmyra Savings, entered into an Agreement and Plan of Merger pursuant to which PFSB Bancorp will merge with and into First Federal Bancshares. Concurrently with the merger, Palmyra Savings will merge with and into the Bank. The merger, which is valued at approximately $9.2 million, is expected to close in the fourth quarter of 2002 pending the necessary regulatory and shareholder approvals. The transaction will increase the Company’s assets to approximately $310 million and increase its number of banking offices from six to nine. Under the terms of the transaction, shareholders of PFSB Bancorp will be entitled to receive either $21.00 in cash, shares of the Company common stock, or a combination of both in exchange for their shares of PFSB Bancorp common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Aspects of Market Risk. The Company’s most significant form of market risk is interest rate risk. The principal objectives of the Company’s interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director’s approved guidelines. The Company has an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

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

Quantitative Aspects of Market Risk. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and its equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at March 31, 2002, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. All model outputs associated with the -300 and -200 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

Change in Interest Rates				NPV as % of Portfolio Value of Assets
in Basis Points	Net Portfolio Value			NPV	Basis Point
(Rate Shock)	Amount	$ Change	% Change	Ratio	Change
	(Dollars in thousands)

300	$22,600	(12,804)	(36)%	10.27%	(467) bp
200	26,909	(8,495)	(24)	11.92	(302) bp
100	31,179	(4,225)	(12)	13.48	(146) bp
Static	35,404	—	—	14.94	—
(100)	39,157	3,753	11	16.17	123 bp
(200)	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A

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

PART II – – OTHER INFORMATION

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

On May 28, 2002, the Company held its annual meeting of stockholders for the purpose of the election of two directors to three-year terms and the ratification of Crowe, Chizek and Company LLP as the Company’s independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

Election of Directors	Number of Votes For:	Number of Votes Withheld:

Franklin M. Hartzell	1,919,338	20,148

Murrel Hollis	1,919,438	20,048

The Directors whose terms continued and the years their terms expire are as follows: B. Bradford Billings (2003), Gerald L. Prunty (2003), James J. Stebor (2003), Dr. Stephan L. Roth (2004) and Richard D. Stephens (2004).

	Number of Votes For	Number of Votes Against	Number of Votes Abstained

Ratification of Crowe, Chizek and
Company LLP as the Company’s
Independent Auditors	1,922,688	15,425	1,373

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

A current report on Form 8-K was filed on June 6, 2002 disclosing under Item 5 that the Company had entered into an Agreement and Plan of Merger pursuant to which PFSB Bancorp, Inc. will merge with and into the Company. The Agreement and Plan of Merger and the press release announcing the merger were filed as exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

Date: August 7, 2002	/s/ James J. Stebor
James J. Stebor
President and Chief Executive Officer

Date: August 7, 2002	/s/ Cathy D. Pendell
Cathy D. Pendell
Treasurer