Form 10-Q
period 2002-09-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2002-11-14
CIK 1113107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

As of November 12, 2002 the Registrant had outstanding 1,809,230 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$25,452	$18,249
Time deposits in other financial institutions	294	588
Securities available-for-sale	80,559	97,106
Securities held-to-maturity (fair value: September 30 - $24,886
December 31 - $10,033)	24,868	10,036
Loans receivable, net	107,184	112,911
Real estate owned, net	50	195
Premises and equipment	1,789	1,522
Accrued interest receivable	1,495	1,445
Other assets	550	118

TOTAL ASSETS	$242,241	$242,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$195,384	$192,784
Advances from borrowers for taxes and insurance	38	157
Federal Home Loan Bank advances	4,000	4,000
Accrued interest payable	459	536
Other liabilities	1,568	992

Total liabilities	201,449	198,469

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
none issued or outstanding	--	--
Common stock, $.01 par value, 4,000,000 shares authorized;
2,242,500 shares issued	22	22
Additional paid-in capital	21,520	21,418
Unearned ESOP shares	(1,435)	(1,570)
Unearned stock awards	(1,084)	(1,287)
Treasury stock (September 30 - 434,660 shares,	(7,880)	(2,322)
December 31 - 134,550)
Retained earnings	27,804	26,745
Accumulated other comprehensive income	1,845	695

Total shareholders’ equity	40,792	43,701

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$242,241	$242,170

See notes to consolidated financial statements. 1

First Federal Bancshares, Inc. and Subsidiary Consolidated Statements of Income (in thousands of dollars, except share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income
Loans	$1,905	$2,222	$5,833	$6,815
Securities	1,192	1,532	3,609	4,721
Other interest income	86	129	257	481

Total interest income	3,183	3,883	9,699	12,017

Interest expense
Deposits	1,439	2,284	4,390	6,960
Federal Home Loan Bank advances	40	27	115	92

Total interest expense	1,479	2,311	4,505	7,052

Net interest income	1,704	1,572	5,194	4,965

Provision for loan losses	--	48	7	48

Net interest income after provision for
loan losses	1,704	1,524	5,187	4,917

Noninterest income
Service charges	35	35	98	102
Other fee income	42	35	105	104
Net gain on sale of securities	15	28	68	169
Other income	5	41	35	74

Total noninterest income	97	139	306	449

Noninterest expense
Compensation and benefits	640	520	1,941	1,547
Occupancy and equipment	110	87	269	272
Data processing	111	105	370	312
Federal insurance premiums	24	24	72	72
Advertising	30	27	81	76
Professional fees	39	32	123	125
Other noninterest expenses	57	119	233	390

Total noninterest expense	1,011	914	3,089	2,794

Income before income taxes	790	749	2,404	2,572

Provision for income taxes	293	282	905	988

Net income	$497	$467	$1,499	$1,584

Earnings per share
Basic	$.30	$.23	$.83	$.76
Diluted	$.29	$.23	$.82	$.76

Weighted average shares	1,674,300	2,078,798	1,800,528	2,074,313

Comprehensive income	$1,357	$945	$2,649	$2,132

See notes to consolidated financial statements. 2

First Federal Bancshares, Inc. and Subsidiary Consolidated Statements of Shareholders’ Equity Nine months ended September 30, 2001 and 2002 (in thousands of dollars, except share data) (unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income	Total Stock- holders’ Equity
Balance at December 31, 2000	$22	$21,315	$(1,749)	$--	$--	$25,483	$796	$45,867
ESOP shares earned	--	75	135	--	--	--	--	210
Dividends declared ($.21 per share)	--	--	--	--	--	(448)	--	(448)
Comprehensive income
Net income	--	--	--	--	--	1,584	--	1,584
Change in fair value of securities classified
as available-for-sale, net of reclassification
and tax effects	--	--	--	--	--	--	548	548

Total comprehensive income								2,132

Balance at September 30, 2001	$22	$21,390	$(1,614)	$--	$--	$26,619	$1,344	$47,761

Balance at December 31, 2001	$22	$21,418	$(1,570)	$(1,287)	$(2,322)	$26,745	$695	$43,701
Purchase of 300,110 shares of treasury stock	--	--	--	--	(5,558)	--	--	(5,558)
ESOP shares earned	--	102	135	--	--	--	--	237
Stock awards earned	--	--	--	203	--	--	--	203
Dividends declared ($.24 per share)	--	--	--	--	--	(440)	--	(440)
Comprehensive income
Net income	--	--	--	--	--	1,499	--	1,499
Change in fair value of securities classified
as available-for-sale, net of reclassification
and tax effects	--	--	--	--	--	--	1,150	1,150

Total comprehensive income								2,649

Balance at September 30, 2002	$22	$21,520	$(1,435)	$(1,084)	$(7,880)	$27,804	$1,845	$40,792

See notes to consolidated financial statements. 3

First Federal Bancshares, Inc. and Subsidiary Consolidated Statements of Cash Flows (in thousands of dollars) (unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,499	$1,584
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for depreciation	81	79
Loss (gain) on sale of real estate owned	(7)	4
Net amortization of premiums and discounts	124	(292)
ESOP compensation expense	237	210
Stock award compensation expense	203	--
Provision for loan losses	7	48
Deferred Income Tax	(74)	--
Dividend reinvestments	(834)	(1,008)
Federal Home Loan Bank stock dividends	(41)	--
Gain on sale of securities	(68)	(169)
Net changes in
Accrued interest receivable and other assets	(482)	444
Deferred loan costs	(26)	--
Accrued interest payable and other liabilities	(115)	(327)

Net cash provided by operating activities	504	573
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits in other financial institutions	294	1,378
Purchase of securities available-for-sale	(11,257)	(69,846)
Purchase of securities held-to-maturity	(23,422)	(8,192)
Principal paydowns on mortgage-backed securities
available-for-sale	7,761	3,714
Principal paydowns on mortgage-backed securities
held-to-maturity	314	660
Purchase of Federal Home Loan Bank stock	(54)	(16)
Proceeds from maturities of securities available-for-sale	1,000	4,917
Proceeds from maturities of securities held-to-maturity	8,100	56,843
Proceeds from sale of securities available-for-sale	21,973	12,017
Purchase of loans	(417)	--
Capital expenditures of real estate owned	(1)	--
Net decrease in loans receivable	6,129	1,363
Proceeds from sale of real estate owned	187	51
Purchase of property and equipment	(348)	(55)

Net cash provided by investing activities	10,259	2,834
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,600	13,588
Net change in advances from borrowers for taxes and insurance	(119)	(126)
Purchase of treasury stock	(5,558)	--
Dividends paid	(483)	--
Repayment of Federal Home Loan Bank advances	--	(3,000)

Net cash provided by (used in) financing activities	(3,560)	10,462

Net change in cash and cash equivalents	7,203	13,869
Cash and cash equivalents
Beginning of period	18,249	11,244

End of period	$25,452	$25,113

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$4,582	$7,031
Taxes, net of refunds	891	904
Transfers to real estate owned	34	144

See notes to consolidated financial statements. 4

FIRST FEDERAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
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

Note 2 – Earnings Per Share

For purposes of per share calculations, the Company had 1,807,840 and 2,242,500 shares of common stock outstanding at September 30, 2002 and 2001. Basic earnings per share for the three months ended September 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

See notes to consolidated financial statements.

5.

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Basic
Net income	$497	$467	$1,499	$1,584

Weighted average common shares
outstanding	1,674	2,079	1,801	2,074

Basic earnings per common share	$.30	$.23	$.83	$.76

Diluted
Net income	$497	$467	$1,499	$1,584

Weighted average common shares
outstanding	1,674	2,079	1,801	2,074
Dilutive effect of stock options	35	--	26	--
Dilutive effect of stock awards	9	--	7	--

Diluted average common shares	1,718	2,079	1,834	2,074

Diluted earnings per common share	$.29	$.23	$.82	$.76

Note 3 – Recent Developments – New Accounting Pronouncements

Financial Accounting Standards Board (FASB), in July 2001, issued SFAS 142, “Goodwill and Other Intangible Assets”, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill by the Company ceased upon adoption of the Statement, which became effective at January 1, 2002. Adoption of SFAS 142 has not had a material effect on the Company’s financial statements.

Effective January 1, 2003, SFAS 143, “Accounting for Asset Retirement Obligations”, will apply. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred. Adoption of SFAS 143 is not expected to have a material effect on the financial position and operations of the Company.

The Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. The statement requires that the Company recognize an impairment loss on long-lived assets when the carrying amount is not recoverable and the measurement of the impairment loss is the difference between the carrying amount and the fair value of the asset. Adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

On October 1, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution

6.

business combination represents goodwill that should be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company’s consolidated financial position or results of operations.

7.

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

The following discussion compares the financial condition of First Federal Bancshares, Inc. (Company) and its wholly owned subsidiary, First Federal Bank (Bank), at September 30, 2002 to its financial condition at December 31, 2001 and the results of its operations for the three-month and nine-month periods ended September 30, 2002 to the same period in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $242.2 million at September 30, 2002 and December 31, 2001. During the nine months ended September 30, 2002, cash and cash equivalents increased $7.2 million, which reflects excess operating cash resulting from the timing of loan prepayments and an increase in customer deposits. Loans decreased $5.7 million primarily as a result of portfolio loans refinancing into the Federal Home Loan Bank Mortgage Partnership Finance fixed rate program and also to other competitors due to the lower interest rate environment. Securities available-for-sale decreased $16.5 million and securities held-to maturity increased $14.8 million. The increase in held-to-maturity securities was primarily a result of proceeds from principal paydowns and maturities of securities available-for-sale being reinvested in securities held-to-maturity.

The allowance for loan losses was $596,000 at September 30, 2002 and $534,000 at December 31, 2001. There were no impaired loans at either date. The allowance for loan losses represented .56% of total loans and 67.70% of nonperforming loans at September 30, 2002 compared to .47% of total loans and 59.01% of nonperforming loans at December 31, 2001. Nonperforming assets totaled $965,000 and $1,120,000 at September 30, 2002 and December 31, 2001, respectively. The ratio of non-performing assets to total assets at September 30, 2002 was .41% compared to ..46% at December 31, 2001.

Total liabilities at September 30, 2002 were $201.4 million compared to $198.5 million at December 31, 2001, an increase of $2.9 million, primarily due to an increase in customer deposits of $2.6 million. The increased funds from customer deposits have been invested in interest-earning deposits at other institutions until such time as the funds can be redeployed into loans receivable or securities.

8.

Shareholders’ equity at September 30, 2002 was $40.8 million compared to $43.7 million at December 31, 2001, a decrease of $2.9 million. The decrease primarily reflects the repurchase of treasury stock totaling $5.6 million, offset by net income of $1.5 million and unrealized gains on available-for-sale securities, net of tax, of $1.2 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND
SEPTEMBER 30, 2001

Net income increased $30,000 to $497,000 for the quarter ended September 30, 2002 compared to the same period in 2001. The increase in net income was primarily a result of an increase in net interest income, offset by a decrease in noninterest income and increases in noninterest expense and the income tax provision.

Net interest income was $1.7 million for the quarter ended September 30, 2002 compared to $1.6 million for the same prior year period. The increase in net interest income was primarily a result of an increase in the net interest spread and the net interest margin to 2.42% and 2.89%, respectively, for the quarter ended September 30, 2002 from 1.71% and 2.61% for the same period in 2001. The average yield on interest-earning assets decreased to 5.40% for the quarter ended September 30, 2002 from 6.46% for the same quarter in 2001, while the average yield on interest-bearing liabilities decreased to 2.98% for the quarter ended September 30, 2002 from 4.74% for the same period in 2001. These decreases reflect the overall decrease in market rates from the prior year. The increase in the spread and the margin was due largely to the decrease in the cost of funds exceeding the decrease in the yield on interest-earning assets as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the continued decreasing interest rate environment.

The provision for loan losses was zero for the quarter ended September 30, 2002 and $48,000 for the same period in 2001. The decrease in the provision for loan losses can be attributed to the overall decrease in the loan portfolio due to repayments and refinancings.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at September 30, 2002, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of September 30, 2002 was maintained at a level that represents management’s best estimate of losses in the loan portfolio and such losses were both probable and reasonably estimatable.

Noninterest income was $97,000 for the three-month period ended September 30, 2002 compared to $139,000 for the same period in 2001. The decrease in noninterest income was primarily a result of a $36,000 decrease in other income and a $13,000 decrease in net gains on the sale of securities partially offset by a $7,000 increase in other fee income. Other income was increased during the three-month period ended September 30, 2001 due to a refund from Nasdaq. The refund inflated the prior year period, which explains the decrease during this three-month period ended September 30, 2002.

Noninterest expense was $1.0 million and $914,000 for the quarters ended September 30, 2002 and 2001. The increase in noninterest expense primarily reflects an increase in compensation and benefits expense of $120,000 associated with an increase in salaries of $20,000, an increase of $22,000 in employee benefits including health insurance and retirement funds, and expense of $68,000 associated with the restricted stock awards granted in October of 2001. Occupancy and equipment expense increased $23,000, along with small increases in data processing, advertising and professional fees, offset by a decrease in other

9.

noninterest expense of $62,000 as a result of lower real estate owned expense and decreases in the write off of uncollectible deposits during the three months ended September 30, 2002 compared to the same period in 2001.

The Company’s federal income tax expense increased $11,000 to $293,000 for the quarter ended September 30, 2002 compared to the same period in 2001. Income tax expense was approximately 37% and 38% of pretax income in both periods, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Net income decreased $85,000 to $1.5 million for the nine months ended September 30, 2002 compared to the same period in 2001. Return on average assets was .83% for the nine months ended September 30, 2002 compared to ..84% for the nine months ended September 30, 2001.

Net interest income was $5.2 million for the nine months ended September 30, 2002 compared to $5.0 million for the same period in 2001. The increase in net interest income was primarily a result of an increase in the net interest spread and the net interest margin to 2.41% and 2.92%, respectively, for the nine months ended September 30, 2002 from 1.85% and 2.79% for the nine months ended September 30, 2001. The average yield on interest-earning assets decreased to 5.46% for the nine months ended September 30, 2002 from 6.75% for the same period in 2001 while the average yield on interest-bearing liabilities decreased to 3.05% for the nine months ended September 30, 2002 from 4.90% for the same period in 2001. These decreases reflect an overall decrease in the market rates from 2001. The increase in the spread and the margin was due largely to the decrease in the cost of funds exceeding the decrease in the yield on earning assets as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the continued decreasing interest rate environment.

The provision for loan losses was $7,000 for the nine months ended September 30, 2002 and $48,000 for the same period in 2001. The decrease in the provision for loan losses can be attributed to the overall decrease in the loan portfolio due to the repayments and refinancings.

Noninterest income was $306,000 for the nine-month period ended September 30, 2002 compared to $449,000 for the prior period. The decrease in noninterest income was primarily a result of a decrease in net gain on the sale of securities in the amount of $101,000 and a $39,000 decrease in other income due to a refund from Nasdaq in 2001, which inflated other income during the nine-months ended September 30, 2001.

Noninterest expense was $3.1 million and $2.8 million for the nine months ended September 30, 2002 and 2001. The increase in noninterest expense primarily reflects an increase in compensation and benefits expense of $394,000 associated with an increase in salaries of $105,000, an increase of $56,000 in employee benefits including health insurance and retirement funds, and expense of $203,000 associated with the restricted stock awards granted in October of 2001. Data processing expense increased $58,000 due to the implementation of new products such as internet banking. Other noninterest expenses decreased $157,000 as a result of decreases in real estate owned expense and repossessed asset expense, a decrease in Illinois franchise tax expense, a decrease in amortization of goodwill due to the fact that goodwill was fully amortized in 2001, and small decreases in other miscellaneous expenses.

The company’s federal income tax expense decreased $83,000 to $905,000 for the nine months ended September 30, 2002 compared to the same period in 2001. Income tax expense was approximately 38% of pretax income in both periods.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and

10.

other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2002, cash and cash equivalents totaled $25.5 million. At September 30, 2002, the Company had commitments to fund loans of $742,000. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $90.3 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of September 30, 2002:

	ACTUAL AMOUNT	%	REQUIRED AMOUNT	%	EXCESS AMOUNT	%
Core capital	$29,755	12.89%	$9,236	4.00%	$20,519	8.89%
(to adjusted total assets)
Risk-based capital	30,903	28.02	8,823	8.00	22,080	20.02
(to risk-weighted assets)

ADDITION

The Company is in the process of building a two-story addition to its office building located at 101 N. 36th Street in Quincy, Illinois. The projected cost is estimated at $725,000. The addition will house the commercial loan department and corporate offices plus add needed storage space and area for projected growth of the Quincy loan departments.

MERGER

On June 4, 2002, the Company, and PFSB Bancorp, Inc. (“PFSB Bancorp”), the parent company of Palmyra Savings, entered into an Agreement and Plan of Merger pursuant to which PFSB Bancorp will merge with and into First Federal Bancshares. Concurrently with the merger, Palmyra Savings will merge with and into the Bank. The merger, which is valued at approximately $9.2 million, is expected to close in the fourth quarter of 2002 pending the necessary regulatory and shareholder approvals. The transaction will increase the Company’s assets to approximately $305 million and increase its number of banking offices from six to nine. Under the terms of the transaction, shareholders of PFSB Bancorp will be entitled to receive either $21.00 in cash, shares of the Company common stock, or a combination of both in exchange for their shares of PFSB Bancorp common stock.

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

11.

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

Quantitative Aspects of Market Risk. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at June 30, 2002, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. All model outputs associated with the –300 and –200 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Basis Point Change
	(Dollars in thousands)
300	$32,002	(9,322)	(23)%	13.82%	(305) bp
200	35,119	(6,205)	(15)	14.88	(199) bp
100	38,176	(3,148)	(8)	15.88	(99) bp
Static	41,324	--	--	16.87	--
(100)	43,534	2,210	5	17.51	64 bp
(200)	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A

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

12.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

13.

PART II — OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

14.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

Date: November 12, 2002	/s/ James J. Stebor James J. Stebor President and Chief Executive Officer

Date: November 12, 2002	/s/ Cathy D. Pendell Cathy D. Pendell Treasurer
15.

CERTIFICATIONS I, James J. Stebor, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of First Federal Bancshares, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002 /s/ James J. Stebor James J. Stebor President and Chief Executive Officer

CERTIFICATIONS I, Cathy D. Pendell, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of First Federal Bancshares, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Cathy D. Pendell
Cathy D. Pendell
Treasurer