Form 10-K
period 2002-12-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2003-04-11
CIK 1113107

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________________ to _____________

Commission File Number: 0-30753

FIRST FEDERAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	37-1397683
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

109 East Depot Street, Colchester, Illinois	62326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (309) 776-3225

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

        Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

        Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes _____ No __X__

         The aggregate market value of the voting and non-voting common equity held by non-affiliates was $30,842,794 based upon the closing price ($18.20 per share) as quoted on the Nasdaq National Market on June 28, 2002. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

        The number of shares outstanding of the registrant’s common stock as of March 10, 2003 was 2,061,943.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Stockholders and of the Proxy Statement for the 2003 Annual Meeting
of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

        This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on First Federal Bancshares, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

        Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which First Federal Bancshares operates, as well as nationwide, First Federal Bancshare’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. First Federal Bancshares assumes no obligation to update any forward-looking statements.

PART I

Item 1. BUSINESS

General

        First Federal Bancshares, Inc., (also referred to as the “Company” or “First Federal Bancshares”) was organized as a Delaware business corporation in 2000 to be the savings and loan holding company for First Federal Bank (also referred to as the “Bank” or “First Federal”) in connection with the conversion of First Federal from mutual to stock form of ownership. The conversion was completed on September 27, 2000. First Federal Bancshares has no significant assets, other than all of the outstanding shares of First Federal, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to First Federal.

        First Federal operates as a community-oriented financial institution, specializing in the acceptance of retail deposits from the general public in the areas surrounding its nine full-service banking offices and using those funds, together with funds generated from operations and borrowings, to originate loans. The principal lending activity of First Federal is the origination of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property. First Federal also originates multi-family and commercial real estate loans, residential construction loans, commercial business loans and a variety of consumer loans. First Federal originates loans primarily for long-term investment purposes. First Federal also invests in mortgage-backed securities, securities issued by the U.S. Government and state and local governments, and other permissible investments. First Federal’s revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investments. First Federal’s primary sources of funds are deposits, principal and interest payments on loans and investments and advances from the Federal Home Loan Bank of Chicago.

Acquisitions

        On November 22, 2002, the Company completed the acquisition of PFSB Bancorp, Inc. (“PFSB”), and its wholly-owned subsidiary Palmyra Savings pursuant to an Agreement and Plan of Merger dated as of June 4, 2002, by and between the Company and PFSB. The acquisition was completed through the merger of PFSB with and into the Company. As part of the acquisition, Palmyra Savings merged with and into First Federal with First Federal being the surviving bank. First Federal Bancshares paid approximately $4.4 million in cash and issued approximately 252,000 shares of the Company’s common stock to the former stockholders of PFSB. The PFSB acquisition included total assets of approximately $73.8 and three banking offices in northeast Missouri.

Market Area

        First Federal conducts business from six banking offices in west central Illinois and three banking offices in northeast Missouri. First Federal’s primary deposit gathering and lending area is concentrated in the communities surrounding its nine banking offices and, to a lesser extent, in the surrounding counties.

        The market area served by First Federal is generally rural and has an agriculturally-based economy. Adams County, Illinois, which is home to the city of Quincy, is a regional population and employment center for west central Illinois and northeast Missouri. Quincy has a diverse employment base and serves as a center for education, healthcare and related services.

Competition

        First Federal faces intense competition for the attraction of deposits and origination of loans in its market area. Its most direct competition for deposits has historically come from the several financial institutions operating in First Federal’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. While those entities still provide a significant source of competition for deposits, First Federal also currently faces significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. In this regard, First Federal also faces competition for investors’ funds from their direct purchase of short-term money market securities and other corporate and government securities. First Federal’s competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Additionally, competition for loans has increased due to the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies. First Federal expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also promotes a competitive environment in the financial services industry. Some of the institutions with which First Federal competes are significantly larger than First Federal and, therefore, have significantly greater resources. Competition for deposits and the origination of loans could limit First Federal’s growth in the future.

Lending Activities

    General.        First Federal’s loan portfolio primarily consists of one- to four-family mortgage loans. To a lesser degree, First Federal’s loan portfolio also includes multi-family and commercial real estate loans, residential construction loans, commercial business loans and a variety of consumer loans. Most of First Federal’s borrowers are located in the counties where its branches are located and in the surrounding counties.

        First Federal’s loans are subject to federal laws and regulations. Interest rates charged by First Federal on loans are affected principally by First Federal’s current asset/liability strategy, the demand for various types of loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

        Loan Portfolio Analysis. The following table presents the composition of First Federal’s loan portfolio at the dates indicated. First Federal had no concentration of loans exceeding 10% of total loans receivable other than as disclosed below.

	At December 31,						At February 29/28,
	2002		2001		2000		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One- to four-family	$108,816	71.92%	$75,904	66.98%	$81,630	70.32%	$80,383	70.52%	$76,452	74.76%
Multi-family and commercial	24,281	16.05	19,973	17.62	15,767	13.58	15,580	13.67	12,767	12.49
Construction	1,221	0.81	439	0.39	964	0.83	1,675	1.47	645	0.63

Total real estate loans	134,318	88.78	96,316	84.99	98,361	84.73	97,638	85.66	89,864	87.88
Commercial loans	6,136	4.06	5,684	5.02	5,281	4.55	3,885	3.41	532	0.52
Consumer and other loans:
Automobile	4,342	2.87	5,055	4.46	5,599	4.82	5,874	5.15	5,658	5.53
Home improvement	1,823	1.20	2,270	2.00	2,491	2.15	2,434	2.14	2,276	2.23
Share loans	1,279	0.84	931	0.82	1,004	0.87	783	0.68	787	0.77
Other	3,400	2.25	3,068	2.71	3,347	2.88	3,379	2.96	3,141	3.07

Total consumer and other loans	10,844	7.16	11,324	9.99	12,441	10.72	12,470	10.93	11,862	11.60

Total loans	151,298	100.00%	113,324	100.00%	116,083	100.00%	113,993	100.00%	102,258	100.00%

Less:
Deferred loan origination fees and discounts	(53)		121		108		92		33

Allowance for loan losses	(976)		(534)		(572)		(483)		(457)

Total loans, net	$150,269		$112,911		$115,619		$113,602		$101,834

5

        The following table presents certain information at December 31, 2002 regarding the dollar amount of loans maturing in First Federal’s portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses. Construction loans are originated as construction/permanent. Therefore, some construction loans may have a term of longer then one year.

	At December 31, 2002
	One- to Four- Family	Multi- Family and Commercial Real Estate	Construction	Consumer	Commercial	Total Loans
	(In thousands)
Amounts due in:
One year or less	$4,898	$3,774	$896	$2,032	$3,161	$14,761
More than one year to three years	6,113	7,875	--	3,246	1,565	18,799
More than three years to five years	8,509	1,926	85	4,098	980	15,598
More than five years to 10 years	7,271	2,498	--	1,221	430	11,420
More than 10 years to 20 years	39,716	4,442	--	223	--	44,381

More than 20 years	42,309	3,766	240	24	--	46,339

Total amount due	$108,816	$24,281	$1,221	$10,844	$6,136	$151,298

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

        The following table presents the dollar amount of all loans due after December 31, 2003, which have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2003
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family	$14,414	$89,504	$103,918
Multi-family and commercial	9,888	10,619	20,507
Construction	214	111	325

Total real estate loans	24,516	100,234	124,750
Consumer loans	8,674	138	8,812
Commercial loans	2,074	901	2,975

Total loans	$35,264	$101,273	$136,537

        One- to Four-Family Real Estate Loans. Prior to 2002, First Federal’s residential mortgage loans were primarily structured as either one-year adjustable-rate mortgage loans or five-year balloon loans. In 2002, First Federal discontinued offering five-year balloon loans and began offering adjustable-rate mortgage loans that adjust annually after a five year initial fixed period. The loan fees charged, interest rates and other provisions of First Federal’s mortgage loans are determined by First Federal on the basis of its own pricing criteria and market conditions.

        First Federal’s adjustable-rate mortgage loans are based on an amortization schedule that ranges from 10 to 30 years. Interest rates and payments on First Federal’s adjustable-rate mortgage loans generally are adjusted annually after the initial term based on the Federal Housing Finance Board’s national average mortgage contract rate for major lenders on the purchase of previously occupied homes. The maximum amount by which the interest rate may be increased or decreased on First Federal’s adjustable-rate mortgage loans is 2% per adjustment period and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan. First Federal qualifies the borrower based on the borrower’s ability to repay the loan based on the maximum interest rate at the first adjustment. The terms and conditions of the adjustable-rate mortgage loans offered by First Federal, including the index for interest rates, may vary from time to time.

        First Federal’s balloon loans have a five-year term and payments based on an amortization schedule of up to 30 years. The interest rate on First Federal’s balloon loans is fixed for the term of the loan. First Federal typically notifies the borrower in writing 30 days before the end of the loan term of the maturity of the loan and that the loan must be repaid or the term extended. In most instances, a new rate is negotiated to meet market conditions and an extension of the loan is executed for another five-year term with an amortization schedule equal to the original amortization term less the prior balloon term(s). First Federal generally does not extend the loan if the borrower is delinquent or has had a poor payment history.

        First Federal also offers 30-year fixed rate mortgage loans through the Federal Home Loan Bank’s Mortgage Partnership Finance Program. Through this program, mortgage loans are funded and owned by the Federal Home Loan Bank and serviced by First Federal.

        Most loans originated by First Federal conform to Fannie Mae and Freddie Mac underwriting standards. However, First Federal also originates residential mortgage loans that are not originated in accordance with the purchase requirements of Freddie Mac or Fannie Mae. Although such loans satisfy First Federal’s underwriting requirements, they are considered “non-conforming” because they do not satisfy collateral requirements, income and debt ratios, acreage limits, insurance requirements or various other requirements imposed by Freddie Mac and Fannie Mae. Accordingly, First Federal’s non-conforming loans could be sold only after incurring certain costs and/or discounting the purchase price. First Federal, however, currently does not intend to sell its loans. First Federal has historically found that its origination of non-conforming loans has not resulted in high amounts of non-performing loans. In addition, First Federal believes that these loans satisfy a need in First Federal’s local community. As a result, First Federal intends to continue to originate non-conforming loans.

        Adjustable-rate mortgage loans help reduce First Federal’s exposure to changes in interest rates. The retention of balloon loans in First Federal’s loan portfolio, which through the use of extension agreements function like adjustable-rate mortgage loans, also helps reduce First Federal’s exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. It is possible that during periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although adjustable-rate mortgage loans make First Federal’s asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, First Federal has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in First Federal’s cost of funds during periods of rising interest rates. First Federal believes these risks, which have not had a material adverse effect on First Federal to date, are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

        Multi-family and Commercial Real Estate Loans. Most of the multi-family loans and commercial real estate loans originated by First Federal are five-year and three-year balloon loans with payments based on an amortization schedule of up to 20 years. With limited exception, the maximum loan-to-value ratio for a multi-family or commercial real estate loan is 75%. First Federal requires written appraisals prepared by an approved independent appraiser of all properties located in Quincy, Illinois securing multi-family or commercial real estate loans in amounts over $50,000 and all properties located in the remainder of First Federal’s market area securing multi-family or commercial real estate loans in amounts over $5,000. At December 31, 2002, First Federal’s commercial real estate loans were secured by a variety of properties, including, but not limited to, retail and small office properties, farmland and churches.

        In addition, First Federal also purchases participation interests in multi-family and commercial real estate loans, which are generally adjustable rate loans indexed to the prime rate with terms of up to 25 years.

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

        Residential Construction Loans. First Federal originates construction loans to professional builders and to individuals for the construction and acquisition of personal residences. Most of First Federal’s construction loans are made to individuals. First Federal’s construction loans generally provide for the payment of interest only during the construction phase, which is usually six months. In the case of loans to individuals, at the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan to value ratio of 80%.

        Before making a commitment to fund a construction loan, First Federal requires an appraisal of the property by a licensed appraiser. First Federal also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion.

        Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property’s value and the estimated cost of the property. If the estimate of construction cost proves to be inaccurate, First Federal may be required to advance funds beyond the amount originally committed to protect the value of the property. If the estimate of value upon completion proves to be inaccurate, First Federal may be confronted with a property whose value is insufficient to assure full repayment. First Federal has attempted to minimize the foregoing risks by, among other things, limiting its construction lending to residential properties, limiting loans to builders for speculative construction projects and by having all construction loans to individuals convert to permanent mortgage loans at the end of the construction phase. It is also First Federal’s general policy to obtain regular financial statements and tax returns from builders so that it can monitor their financial strength and ability to repay.

        Commercial Business Loans. First Federal offers a variety of commercial lending products that include term loans for equipment financing, term loans for business acquisitions, inventory financing and revolving lines of credit. In most cases, fixed-rate loans have terms up to five years and are fully amortizing. Revolving lines of credit generally have adjustable rates of interest and are governed by a borrowing base certificate, payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a daily basis and generally are indexed to the prime rate as published in The Wall Street Journal. Furthermore, as circumstances warrant, First Federal may utilize a loan agreement for commercial loans.

        In making commercial business loans, First Federal considers a number of factors, including the financial condition of the borrower, the nature of the borrower’s business, economic conditions affecting the borrower, First Federal’s market area, the management experience of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the collateral. Commercial loans generally are secured by a variety of collateral, including equipment, inventory and accounts receivable, and are supported by personal guarantees.

        Unlike mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are larger in amount and of higher risk and typically are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. To manage these risks, First Federal performs a credit analysis for each commercial loan at least annually. In addition, semi-annual credit reviews occur to continually monitor credit.

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

        First Federal’s second mortgage loans are generally either five-year, fixed-rate loans or five-year balloon loans. First Federal’s second mortgages are limited to existing First Federal customers. The underwriting standards employed by First Federal for home equity loans and second mortgage loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.

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

        Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

        Loans to One Borrower. The maximum amount that First Federal may lend to one borrower is limited by regulation. At December 31, 2002, First Federal’s regulatory limit on loans to one borrower was $5.7 million. At that date, First Federal’s largest amount of loans to one borrower, including the borrower’s related interests, was approximately $3.5 million and consisted of commercial real estate loans located in First Federal’s market area. These loans were performing according to their original terms at December 31, 2002.

        Loan Originations, Purchases and Sales. First Federal’s lending activities are conducted by its employees operating through First Federal’s offices. First Federal relies on advertising, referrals from realtors and customers, and personal contact by First Federal’s staff to generate loan originations. First Federal does not use loan correspondents or other third-parties to originate loans and, in recent years, has not been an active purchaser of loans. In the past, First Federal purchased whole loans and participation interests in commercial and residential mortgage loans through a mortgage company in Colorado. First Federal has also participated in a small amount of loans through a group of institutions organized to lend to businesses in the Quincy, Illinois business district. In addition, First Federal also purchases participation interests in multi-family and commercial real estate loans, which are generally adjustable rate loans indexed to the prime rate with terms of up to 25 years. Except for loans originated through the Federal Home Loan Bank’s Mortgage Partnership Finance Program, First Federal generally retains for its portfolio all of the loans that it originates.

The following table presents total loans originated, purchased and repaid during the periods indicated.

	Year Ended December 31,
	2002	2001	Ten Months Ended December 31, 2000
	(In thousands)
Loans at beginning of period	$113,324	$116,083	$113,993
Originations:
Real estate:
One- to four-family	9,224	8,941	8,092
Multi-family and commercial	1,926	5,011	1,626
Construction	1,211	1,059	1,909

Total real estate loans	12,361	15,011	11,627
Consumer:
Home improvement	670	953	1,157
Automobile	2,296	3,344	2,683
Other	2,911	3,008	2,530

Total consumer loans	5,877	7,305	6,370
Commercial	4,951	4,833	4,066

Total loans originated	23,189	27,149	22,063
Loans acquired through acquisition of PFSB
Bancorp - gross	47,436	—	—
Loans purchased	2,584	742	—
Deduct:
Principal loan repayments and prepayments	34,889	30,223	19,843
Transfers to REO and repossessed assets	346	427	130

Sub-total	35,235	30,650	19,973
Net loan activity	37,974	(2,759)	2,090

Loans at end of period	$151,298	$113,324	$116,083

10
Nonperforming Assets and Delinquencies. The following table presents information with respect to First Federal’s nonperforming assets at the dates indicated.

	At December 31,			At February 29/28,
	2002	2001	2000	2000	1999
	(Dollars in thousands)
Accruing loans past due 90 days or more:
One- to four-family real estate	$1,709	$738	$806	$875	$642
Multi-family and commercial real estate	86	50	87	—	—
Consumer	123	83	174	105	121
Commercial	—	—	—	—	—

Total	1,918	871	1,067	980	763
Non-accruing loans:
One- to four-family real estate	—	34	23	32	17
Multi-family and commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	2
Commercial	—	—	—	—	—

Total	—	34	23	32	19
Real estate owned (REO)	277	195	—	48	60
Other repossessed assets	—	20	64	—	15

Total nonperforming assets	$2,195	$1,120	$1,154	$1,060	$857

Total nonperforming loans
as a percentage of total loans	1.27%	0.80%	0.94%	0.89%	0.76%
Total nonperforming assets
as a percentage of total assets	0.69%	0.46%	0.49%	0.50%	0.43%

        Interest income that would have been recorded for the year ended December 31, 2002 had nonaccruing loans been current according to their original terms amounted to $17,455. Interest related to these loans of $6,481was included in interest income for the year ended December 31, 2002.

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

The following tables sets forth the delinquencies in First Federal’s loan portfolio as of the dates indicated.

	At December 31,
	2002				2001
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	46	$1,283	48	$1,709	27	$926	28	$772
Multi-family and commercial	—	—	3	86	3	56	2	50
Construction	—	—	—	—	—	—	—	—
Consumer loans:
Home improvement	3	18	7	35	4	22	1	13
Automobile	9	55	7	44	5	42	9	49
Other	5	12	6	44	3	16	4	21
Commercial loans	—	—	—	—	—	—	—	—

Total	63	$1,368	71	$1,918	42	$1,062	44	$905

Delinquent loans to total loans		0.90%		1.27%		0.94%		0.80%

	At December 31,
	2000
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	36	$1,210	21	$829
Multi-family and commerical	4	213	2	87
Construction	—	—	—	—
Consumer loans:
Home improvement	3	24	7	37
Automobile	14	92	23	129
Other	1	6	3	8
Commercial loans	—	—	—	—

Total	58	$1,545	56	$1,090

Delinquent loans to total loans		1.33%		0.94%

        Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges to expense. At December 31, 2002, First Federal had real estate owned in the amount of $277,000, consisting of single family loans.

        Asset Classification. Federal banking regulators have adopted various regulations and practices regarding problem assets of savings institutions. Under such regulations, examiners have authority to identify problem assets during examinations and, if appropriate, require them to be classified.

        There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention.” First Federal monitors “special mention” assets.

        The following table presents classified assets at December 31, 2002.

	Loss		Doubtful		Substandard		Special Mention
	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$—	—	$—	—	$630	13	$197	12
Multi-family and commercial	—	—	—	—	—	—	61	2
Construction	—	—	—	—	—	—	—	—
Consumer loans:
Home improvement	—	—	—	—	31	6	—	—
Automobile	—	—	—	—	44	7	—	—
Share loans	—	—	—	—	—	—	—	—
Other	—	—	—	—	39	5	—	—
Commercial loans	—	—	—	—	—	—	—	—

Total	$—	—	$—	—	$744	31	$258	14

        Allowance for Loan Losses. In originating loans, First Federal recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. First Federal maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable incurred losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

        The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, peer group comparisons, industry data and economic conditions. In addition, the regulatory agencies, as an integral part of their examination process, periodically review First Federal’s allowance for loan losses. Such agencies may require First Federal to make additional provisions for estimated losses based upon judgments different from those of management.

        In connection with assessing the allowance, loss factors are applied to various pools of outstanding loans. First Federal segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, business, consumer). Loss factors are derived using First Federal’s historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Large dollar commercial real estate and commercial business loans are individually evaluated for impairment and specific reserves are allocated as needed.

        In addition, management assesses the allowance using factors that cannot be associated with specific credit or loan categories. These factors include management’s subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology reflects management’s objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

        At December 31, 2002, First Federal’s allowance for loan losses represented 0.65% of total loans and 50.89% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while First Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal’s loan portfolio, will not request First Federal to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal’s financial condition and results of operations.

        The following table presents an analysis of First Federal’s allowance for loan losses.

	Year Ended December 31,			Ten Months Ended December 31,	Year Ended February 29/28,
	2002		2001	2000	2000	1999
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$534		$572	$483	$457	$486
Charged-off loans:
One- to four-family real estate	—		—	—	—	(89)
Multi-family and commercial	—		—	—	—	—
Consumer	(25)		(178)	—	(93)	(73)

Total charged-off loans	(25)		(178)	—	(93)	(162)
Recoveries on loans previously charged off:
One- to four-family real estate	—		—	—	—	64
Multi-family and commercial	—		—	15	—	—
Consumer	88		37	3	—	63

Total recoveries	88		37	18	—	127

Net recoveries (charge-offs)	63		(141)	18	(93)	(35)
Allowance acquired	372		—	—	—	—

Provision for loan losses	7		103	71	119	6

Allowance for loan losses, end of period	$976		$534	$572	$483	$457

Allowance for loan losses to total loans	0.65%		0.47%	0.49%	0.42%	0.45%
Allowance for loan losses to nonperforming loans and troubled debt restructurings	50.89		59.01	52.48	47.73	58.44
Recoveries to charge-offs	352.0	0	20.79	—	—	78.40
Net charge-offs to average loans outstanding	—		0.12	—	0.09	0.03

14

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

	At December 31,
	2002			2001			2000			At February 29, 2000
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate	$571	58.50%	88.78%	$220	41.20%	84.99%	$195	34.09%	84.73%	$198	40.99%	85.66%
Consumer	85	8.71	7.16	88	16.48	9.99	156	27.27	10.72	163	33.75	10.93
Commercial	196	20.08	4.06	99	11.98	5.02	99	17.31	4.55	73	15.11	3.41
Unallocated	124	12.70	—	127	30.34	—	122	21.33	—	49	10.15	—

Total allowance
for loan losses	$976	100.00%		$534	100.00%		$572	100.00%		$483	100.00%

	At February 28, 1999
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate	$180	39.39%	87.88%
Consumer	142	31.07	11.60
Commercial	—	—	0.52
Unallocated	135	29.54	—

Total allowance
for loan losses	$457	100.00%

15

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

        First Federal’s Board of Directors has the overall responsibility for First Federal’s investment portfolio, including approval of First Federal’s investment policy and appointment of First Federal’s Investment Committee. The Board of Directors reviews, updates and approves First Federal’s investment policy at least quarterly. The Board of Directors also reviews on at least a quarterly basis an investment activities reporting package prepared by the Investment Committee, which provides portfolio activity, risk levels and compliance with risk limits. The Investment Committee is responsible for approving major policies for conducting investment activities, including the establishment of risk limits and also ensures that management has the requisite skills to manage the risks associated with approved investment activities. First Federal’s Chief Executive Officer is authorized to make investment decisions consistent with First Federal’s investment policy and the recommendations of First Federal’s Investment Committee and is primarily responsible for daily investment activities. The Investment Committee generally meets monthly with the Chief Executive Officer in order to review and determine investment strategies and transactions.

        First Federal’s investment policy is designed to complement First Federal’s lending activities, provide an alternative source of income through interest and dividends, diversify First Federal’s assets and improve liquidity. Investment decisions are made in accordance with First Federal’s investment policy and are based upon the quality of a particular investment, its inherent risks, the composition of the balance sheet, market expectations, First Federal’s liquidity, income and collateral needs and how the investment fits within First Federal’s interest rate risk strategy.

        The primary objective of the investment portfolio is to maintain an adequate source of liquidity sufficient to meet regulatory and operating requirements, and to safeguard against deposit outflows, reduced loan amortization and increased loan demand. The investment portfolio primarily includes debt issues and mortgage-backed securities. All of First Federal’s mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. However, mortgage-backed securities still carry market risk, insofar as increases in market interest rates may cause a decrease in market value, and prepayment risk, which is risk that the securities will be repaid before maturity and that First Federal will have to reinvest the funds at a lower interest rate.

        First Federal’s investment portfolio grew in 2001 and 2002 due to the low interest rate environment. This low interest rate environment led to a higher demand for long-term, fixed-rate loans, and caused borrowers to refinance adjustable-rate mortgage loans. First Federal began offering fixed-rate loans in 2000 but still experienced numerous pay-offs due to extreme competition for these loans both locally and nationally. During 2002, First Federal originated $13.9 million of loans funded through the MPF program. This caused an increase in liquidity at First Federal, which First Federal invested in debt and mortgage-backed securities. As market conditions permit, First Federal intends to use funds from the sale and maturity of securities to make new loans or retire debt.

        Generally accepted accounting principles require that securities be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. First Federal does not currently use or maintain a trading account. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

        At December 31, 2002, First Federal did not own any securities, other than disclosed in the following table, that had an aggregate book value in excess of 10% of First Federal’s retained earnings at that date.

        The following table presents the amortized cost and fair value of First Federal’s securities, by type of security, at the dates indicated.

	At December 31,
	2002		2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities:
Debt securities held-to-maturity:
Obligations of U.S. government agencies	$9,690	$9,772	$—	$—	$58,783	$58,117
Other securities	14,568	14,764	9,431	9,402	1,329	1,343

Total	24,258	24,536	9,431	9,402	60,112	59,460
Debt securities available-for-sale:
Obligations of U.S. Treasury and U.S.
government agencies	20,990	21,519	9,114	9,068	4,000	3,950
Other securities	17,198	17,432	23,443	23,406	600	600

Total	38,188	38,951	32,557	32,474	4,600	4,550
Equity securities available-for-sale:
FHLB stock	1,119	1,119	1,010	1,010	944	944
FHLMC stock	41	1,051	31	1,730	29	1,757
U.S. government mortgage securities fund	17,187	17,236	16,368	16,090	15,461	15,071
Adjustable rate mortgage securities fund	8,900	8,946	8,630	8,667	3,227	3,228

Total equity securities
available-for-sale	27,247	28,352	26,039	27,497	19,661	21,000

Total debt and equity securities	89,693	91,839	68,027	69,373	84,373	85,010
Mortgage-related securities:
Mortgage-related securities held-to-maturity:
FHLMC	141	154	388	411	705	732
FNMA	68	70	209	212	802	799
GNMA	4	4	8	8	—	—

Total mortgage-related securities
held-to-maturity	213	228	605	631	1,507	1,531
Mortgage-related securities available-for-sale:
FHLMC	12,700	13,238	16,869	16,757	3,550	3,553
FNMA	9,594	10,368	19,598	19,439	4,010	4,028
GNMA	620	653	908	939	9,472	9,461

Total mortgage-related securities
available-for-sale	22,914	24,259	37,375	37,135	17,032	17,042

Total mortgage-related securities	23,127	24,487	37,980	37,766	18,539	18,573
Net unrealized gains on
available-for-sale securities	3,213	—	1,135	—	1,299	—

Total securities	$116,033	$116,326	$107,142	$107,139	$104,211	$103,583

17

        The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of First Federal’s debt securities and mortgage-related securities as of December 31, 2002.

	At December 31, 2002
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity securities:
Debt securities:
Municipal securities(1)	$330	6.63%	$819	8.01%	$50	10.45%	$—	—%	$1,199	7.73%
Obligations of U.S. Government agencies	—	—	9,690	3.96	—	—	—	—	9,690	3.96
Mortgage-related securities	69	6.51	137	7.61	—	—	7	12.00	213	7.40
Corporate bonds	10,310	6.28	3,059	6.00	—	—	—	—	13,369	6.22

Total securities at amortized cost	$10,709	6.29	$13,705	4.69	$50	10.45	$7	12.00	$24,471	5.41

Available-for-sale securities:
Debt securities:
Municipals securities(1)	25	8.48	671	6.24	2,724	6.37	1,532	6.53	4,952	6.41
Obligations of U.S. Government agencies	—	—	11,349	3.89	10,169	4.97	—	—	21,518	4.40
SLMA bonds	—	—	—	—	9,480	1.83	—	—	9,480	1.83
Corporate bonds	—	—	—	—	3,000	4.24	—	—	3,000	4.24
Mortgage-related securities	—	—	171	7.00	5,176	5.71	18,912	5.56	24,259	5.60

Total securities at fair value	$25	8.48%	$12,191	4.06%	$30,549	4.17%	$20,444	5.63%	$63,209	4.63%

_________________

(1)	Weighted average yield for municipal securities is presented on a tax equivalent basis based on an assumed tax rate of 34%.

Deposit Activities and Other Sources of Funds

        General. Deposits are the major external source of funds for First Federal’s lending and other investment activities. In addition, First Federal also generates funds internally from loan principal repayments and prepayments and maturing securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. First Federal may use borrowings from the Federal Home Loan Bank of Chicago to compensate for reductions in the availability of funds from other sources. Presently, First Federal has no other borrowing arrangements aside from the Federal Home Loan Bank.

        Deposit Accounts. Nearly all of First Federal’s depositors reside in Illinois, Missouri, or Iowa. First Federal offers a wide variety of deposit accounts with a range of interest rates and terms. First Federal’s deposit accounts consist of a variety of savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of First Federal’s certificate of deposit accounts range from 91 days to five years. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate. First Federal reviews its deposit mix and pricing weekly.

        First Federal believes it is competitive in the interest rates it offers on its deposit products. First Federal determines the rates paid based on a number of factors, including rates paid by competitors, First Federal’s need for funds and cost of funds, borrowing costs and movements of market interest rates. First Federal utilizes brokers to obtain deposits and at December 31, 2002 had $990,000 in brokered deposits.

        The following table indicates the amount of First Federal’s jumbo certificates of deposits by time remaining until maturity as of December 31, 2002. Jumbo certificates of deposits have principal balances of $100,000 or more.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$4,983	3.77%
Over 3 through 6 months	4,743	3.28
Over 6 through 12 months	5,776	3.40
Over 12 months	9,586	4.00

Total	$25,088	3.68%

The following table presents the deposit activity of First Federal for the periods indicated.

	Year Ended December 31,
	2002	2001	Ten Months Ended December 31, 2000
	(In thousands)
Beginning balance	$192,784	$184,878	$182,572
Increase (decrease) before interest credited	1,058	(149)	(3,975)
Assumption of deposits at fair value	64,796	—	—
Interest credited	5,196	8,055	6,281

Net increase	71,050	7,906	2,306

Ending balance	$263,834	$192,784	$184,878

19
The following table sets forth the balances and changes in dollar amounts in the various accounts offered by First Federal between the dates indicated.

	Year Ended December 31,
	2002			2001			Ten Months Ended December 31, 2000
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Savings accounts	$31,855	12.07%	$12,607	$19,248	9.98%	$1,609	$17,639	9.54%
Money market deposits	22,603	8.57	764	21,839	11.33	416	21,423	11.58
NOW accounts	23,525	8.92	6,338	17,187	8.92	(69)	17,256	9.34
Certificates maturing:
Within 1 year	119,766	45.40	33,165	86,601	44.92	(26,929)	113,530	61.41
After 1 year, but within 2 years	30,371	11.50	(915)	31,286	16.23	22,340	8,946	4.84
After 2 years, but within 5 years	31,992	12.13	18,525	13,467	6.98	10,026	3,441	1.86

Total certificates	182,129	69.03	50,775	131,354	68.13	5,437	125,917	68.11
Noninterest-bearing deposits	3,722	1.41	566	3,156	1.64	513	2,643	1.43

Total	$263,834	100.00%	$71,050	$192,784	100.00%	$7,906	$184,878	100.00%

20

    Borrowings.        First Federal has the ability to use advances from the Federal Home Loan Bank of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Chicago functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Chicago, First Federal is required to own capital stock in the Federal Home Loan Bank of Chicago and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2002, First Federal had the ability to borrow a total of approximately $22.4 million from the Federal Home Loan Bank of Chicago.

        The following tables presents certain information regarding First Federal’s use of Federal Home Loan Bank of Chicago advances during the periods indicated.

	Year Ended December 31,
	2002	2001	Ten Months Ended December 31, 2000
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$3,934	$2,362	$4,789
Maximum amount outstanding at any month-end during the period	4,000	4,000	7,000
Balance outstanding at end of period	4,000	4,000	5,000
Weighted average interest rate during the period	3.91%	5.38%	6.80%
Weighted average interest rate at end of period	3.86	4.36	6.24

Subsidiary Activities

        First Federal Bancshares’ sole subsidiary is First Federal Bank. First Federal has one subsidiary, P S A Service Corporation which was acquired in connection with the PFSB acquisition. In 1981, Palmyra Savings formed P S A Service Corporation as a wholly owned subsidiary to sell mortgage life insurance to Palmyra Savings’ borrowers. P S A Service Corporation also offers safe deposit box services in First Federal’s Canton and Kahoka branch offices. Under Office of Thrift Supervision regulations, First Federal generally may invest up to 3% of its assets in service corporations, provided that at least one-half of investment in excess of 1% is used primarily for community, inner-city and community development projects.

Personnel

        As of December 31, 2002, First Federal had 68 full-time employees and 13 part-time employees, none of whom is represented by a collective bargaining unit. First Federal believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General

        As a savings and loan holding company, First Federal Bancshares is required by federal law to report to, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. First Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. First Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. First Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test First Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on the Company, First Federal and their operations. Certain of the regulatory requirements applicable to First Federal and to First Federal Bancshares are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on First Federal and First Federal Bancshares.

Holding Company Regulation

        First Federal Bancshares is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as First Federal Bancshares was not generally restricted as to the types of business activities in which it may engage, provided that First Federal continued to be a qualified thrift lender. See “Federal Savings Institution Regulation — Qualified Thrift Lender Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as its subsidiary savings institution continues to comply with the QTL Test. First Federal Bancshares does not qualify for the grandfather and is limited to such activities. Upon any non-supervisory acquisition by First Federal Bancshares of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, First Federal Bancshares would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the Office of Thrift Supervision has issued an interpretation concluding that the multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

        Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. First Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend to First Federal Bancshares. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

        Acquisition of the Holding Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of First Federal Bancshares’ outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of First Federal Bancshares. Under the Federal Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

        Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, certain lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

        Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

        The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2002, First Federal met each of its capital requirements.

        Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        Insurance of Deposit Accounts. First Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. The FDIC has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.

        In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2002, FICO payments for Savings Association Insurance Fund members approximated 1.75 basis points of assessable deposits.

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

        Qualified Thrift Lender Test. The Home Owners’ Loan Act requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

        A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2002, First Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

        Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like First Federal, it is a subsidiary of a holding company. In the event First Federal’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, First Federal’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

        Transactions with Related Parties. First Federal’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including First Federal Bancshares and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

        The recently enacted Sarbanes Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by federally insured depository institutions to its executive officer’s and directors in compliance with federal banking laws. Under such laws First Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

        Enforcement.The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

        Standards for Safety and Soundness.The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

        First Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. First Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2002 of $1.1 million.

        The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, First Federal’s net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

        The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; a 10% reserve ratio is applied above $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. First Federal complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Income Taxation

        General. First Federal Bancshares and First Federal Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to First Federal Bancshares and First Federal Bank in the same manner as to other corporations with some exceptions, including particularly First Federal Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal Bank or First Federal Bancshares. First Federal Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 1997. For its 2002 tax year, First Federal’s maximum federal income tax rate was 34%.

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

        Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $2.3 million of First Federal Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless First Federal Bank makes a “non-dividend distribution” to First Federal Bancshares as described below.

        Distributions. If First Federal Bank makes “non-dividend distributions” to First Federal Bancshares, they will be considered to have been made from First Federal Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of February 28, 1988, to the extent of the “non-dividend distributions,” and then from First Federal Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in First Federal Bank’s taxable income. Non-dividend distributions include distributions in excess of First Federal Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of First Federal Bank’s current or accumulated earnings and profits will not be so included in taxable income.

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

State Taxation

        Illinois State Taxation. First Federal Bancshares and First Federal Bank are required to file Illinois income tax returns and pay tax at an effective tax rate of 7.18% of Illinois taxable income apportioned to Illinois. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, the primary one of which is the exclusion of interest income on United States obligations.

        Delaware State Taxation. As a Delaware holding company not earning income in Delaware, First Federal Bancshares is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

        Missouri State Taxation. First Federal Bancshares and First Federal Bank are required to file Missouri income tax returns and pay tax at an effective tax rate of 7% of taxable income apportioned to Missouri. For these purposes, Missouri taxable income generally means federal taxable income subject to certain modifications for Missouri purposes, primarily the exclusion of interest income on United States Obligations.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information regarding the executive officers and key employees of the Company and First Federal who are not also directors. The following individuals are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. Ages are as of March 1, 2003.

        Peggy L. Higgins has served as Assistant Treasurer of the Company and Treasurer of First Federal since 2000. Ms. Higgins has also served as Senior Vice President of First Federal since 1998. Prior to becoming Senior Vice President, Ms. Higgins served as a Vice President. She has been affiliated with First Federal since 1976. Age 49.

        Cathy D. Pendell has served as Treasurer of the Company and Senior Vice President of First Federal since 2000 and 1998, respectively. Ms. Pendell was named Chief Financial Officer of First Federal in 2002. Prior to becoming Chief Financial Officer, Ms. Pendell served as a Senior Vice President. She has been affiliated with First Federal since 1976. Ms. Pendell is a certified public accountant. Age 43.

        Millie R. Shields has served as Senior Vice President of First Federal since 1998. Prior to becoming Senior Vice President, Ms. Shields served as a Vice President. She has been affiliated with First Federal since 1978. Age 43.

        Ronald A. Feld has served as Secretary of the Company and Vice President and Secretary of First Federal since 2000, 1987 and 1990, respectively. In 1995, Mr. Feld became Branch Manager of First Federal’s Colchester office. He has been affiliated with First Federal since 1984. Age 60.

        Mark A. Tyrpin joined First Federal in September 1999 as Vice President and head of the commercial loan department. From 1990 until joining First Federal, Mr. Tyrpin was with Bank of America (formerly, NationsBank), most recently with the title of Vice President/Commercial Loan Manager. Age 37.

ITEM 2. PROPERTIES

Properties

        First Federal currently conducts its business through its main office located in Colchester, Illinois, and eight other full-service banking offices, all of which it owns.

Location	Year Acquired	Net Book Value of Property at December 31, 2002
		(In thousands)
109 East Depot Street
Colchester, Illinois 62326	1940	$53,880

2001 Maine Street
Quincy, Illinois 62301	1977	254,443

101 North 36th Street
Quincy, Illinois 62301	1988	445,506

201 West Main Street
Mt. Sterling, Illinois 62353	1978	25,953

430 West Jackson Street
Macomb, Illinois 61455	1984	370,712

190 East Hurst Street
Bushnell, Illinois 61422	1989	136,297

123 West Lafayette Street
Palmyra, Missouri 63461	2002	269,088

600 Washington Street
Canton, Missouri 63435	2002	262,934

180 S. Johnson Street
Kahoka, Missouri 63445	2002	446,825

28

ITEM 3.  LEGAL PROCEEDINGS

        First Federal Bancshares is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving First Federal Bank, such as claims to enforce liens, condemnation proceedings on properties in which First Federal Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to First Federal Bank’s business. First Federal Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of First Federal Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information regarding the market for First Federal Bancshares’ common equity and related stockholder matters is incorporated herein by reference to First Federal Bancshares’ 2002 Annual Report to Stockholders at “Investor and Corporate Information.”

ITEM 6.  SELECTED FINANCIAL DATA

        The information required by this item is incorporated herein by reference to the Section captioned “Selected Consolidated Financial Information” in the 2002 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATION

        The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to First Federal Bancshares’ 2002 Annual Report to Stockholders at “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2002 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The information regarding financial statements is incorporated herein by reference to First Federal Bancshares’ 2002 Annual Report to Stockholders in the Consolidated Financial Statements and the Notes thereto.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information relating to the directors and officers of First Federal Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2003 Annual Meeting of Stockholders and to Part I, Item 1, “Description of Business — Executive Officers of the Registrant.”

ITEM 11.  EXECUTIVE COMPENSATION

        The information regarding executive compensation is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Equity Compensation Plan Information as of December 31, 2002

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2003 Annual Meeting of Stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation	253,760	13.86	15,701
plans approved by security
holders

Equity compensation
plans not approved by
security holders	—	—	—

Total	253,760	13.86	15,701

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information relating to certain relationships and related transactions is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2003 Annual Meeting of Stockholders.

PART IV

Item 14.  CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

        (b)  Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1)	The following are filed as a part of this report by means of incorporation to First Federal Bancshares’ 2003 Annual Report to Stockholders:

o	Report of Independent Auditors

o	Consolidated Statements of Financial Condition as of December 31, 2002 and December 31, 2001

o	Consolidated Statements of Income for the Years Ended December 31, 2002 and 2001 and the Ten Months Ended December 31, 2000

o	Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002 and 2001 and the Ten Months Ended December 31, 2000

o	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001 and the Ten Months Ended December 31, 2000

o	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Certificate of Incorporation of First Federal Bancshares, Inc.(1)

3.2	Bylaws of First Federal Bancshares, Inc.(2)

4.0	Specimen Stock Certificate of First Federal Bancshares, Inc.(1)

10.1	Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (3)

10.2	Employment Agreement between First Federal Bank and James J. Stebor (3)

10.3	First Federal Bank Supplemental Executive Retirement Plan (3)

10.4	First Federal Bank Employee Severance Compensation Plan (3)

10.5	First Federal Bancshares, Inc. 2001 Stock Based Incentive Plan (4)

31
10.6	Non-Competition and Consulting Agreement by and between First Federal Bank and Eldon R. Mette

10.7	PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan (5)

13.0	Portions of the Annual Report to Stockholders

21.0	List of Subsidiaries

23.0	Consent of Crowe Chizek and Company LLC

99.0	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                        _________________

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.

(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on March 28, 2001.

(3)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on November 14, 2000.

(4)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on August 13, 2001.

(5)	Incorporated by reference to PFSB Bancorp, Inc.'s Registration Statement on From S-8 (SEC No. 333-35020) filed on April 18, 2000.

(b)	Reports on Form 8-K

On November 25, 2002, the Company filed a Form 8-K in which it announced under Item 2 the consummation of its acquisition of PFSB Bancorp, Inc. 32

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

Date: April 10, 2003	/s/ James J. Stebor James J. Stebor President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James J. Stebor	President, Chief Executive	April 10, 2003
James J. Stebor	Officer and Director (principal executive officer)
/s/ Cathy D. Pendell	Treasurer	April 10, 2003
Cathy D. Pendell	(principal financial and accounting officer)
/s/ Franklin M. Hartzell	Director	April 10, 2003
Franklin M. Hartzell
/s/ Stephan L. Roth	Director	April 10, 2003
Stephan L. Roth
_____________________	Director
Richard D. Stephens
_____________________	Director
Murrel Hollis
_____________________	Director
Gerald L. Prunty
/s/ B. Bradford Billings	Director	April 10, 2003
B. Bradford Billings
/s/ Eldon R. Mette	Director	April 10, 2003
Eldon R. Mette

CERTIFICATIONS

I, James J. Stebor, President and Chief Executive Officer, of First Federal Bancshares, Inc., certify that:

(1)	I have reviewed this annual report on Form 10-K of First Federal Bancshares, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003	/s/ James J. Stebor James J. Stebor President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Cathy D. Pendell, Treasurer of First Federal Bancshares, Inc., certify that:

(1)	I have reviewed this annual report on Form 10-K of First Federal Bancshares, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003	/s/ Cathy D. Pendell Cathy D. Pendell Treasurer (principal financial and accounting officer)