Form 10-Q
period 2003-03-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2003-05-15
CIK 1113107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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

As of May 1, 2003 the Registrant had outstanding 2,066,477 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report Index

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and cash equivalents	$43,446	$42,827
Time deposits in other financial institutions	295	295
Securities available-for-sale	126,736	91,562
Securities held-to-maturity (fair value:
December 31 - $24,764)	—	24,471
Loans receivable, net	140,510	150,269
Real estate owned, net	133	277
Premises and equipment	3,540	3,294
Accrued interest receivable	1,713	1,473
Goodwill	1,515	1,515
Core deposits and other intangibles	318	327
Other assets	285	90

TOTAL ASSETS	$318,491	$316,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$265,386	$263,834
Advances from borrowers for taxes and insurance	294	167
Federal Home Loan Bank advances	4,000	4,000
Accrued interest payable	592	606
Other liabilities	537	762

Total liabilities	270,809	269,369
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized;
2,242,500 shares issued	22	22
Additional paid-in capital	22,636	22,629
Unearned ESOP shares	(1,346)	(1,390)
Unearned stock awards	(948)	(1,016)
Treasury stock (March 31 - 176,023 shares, December 31 - 180,557)	(3,191)	(3,272)
Retained earnings	28,553	28,090
Accumulated other comprehensive income	1,956	1,968

Total shareholders’ equity	47,682	47,031

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$318,491	$316,400

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income
Loans	$2,628	$2,003
Securities	1,337	1,200
Other interest income	67	73

Total interest income	4,032	3,276
Interest expense
Deposits	1,776	1,501
Federal Home Loan Bank advances	39	36

Total interest expense	1,815	1,537

Net interest income	2,217	1,739

Provision for loan losses	—	7

Net interest income after provision for
loan losses	2,217	1,732
Noninterest income
Service charges	47	32
Other fee income	48	31
Net gain on sale of securities	65	22
Other income	38	23

Total noninterest income	198	108
Noninterest expense
Compensation and benefits	857	612
Occupancy and equipment	143	74
Data processing	187	128
Federal insurance premiums	33	24
Advertising	42	26
Professional fees	79	41
Other noninterest expenses	82	76

Total noninterest expense	1,423	981

Income before income taxes	992	859
Provision for income taxes	375	342

Net income	$617	$517

Earnings per share
Basic	$.33	$.28
Diluted	$.32	$.27
Weighted average shares	1,859,419	1,868,783
Comprehensive income	$605	$267

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
Three Months Ended March 31, 2002 and 2003
(in thousands of dollars, except share data)
(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income	Total Stock- holders’ Equity

Balance at December 31, 2001	$22	$21,418	$(1,570)	$(1,287)	$(2,322)	$26,745	$695	$43,701
ESOP shares earned	—	29	45	—	—	—	—	74
Stock awards earned	—	—	—	68	—	—	—	68
Dividends declared ($.08 per share)	—	—	—	—	—	(156)	—	(156)
Comprehensive income
Net income	—	—	—	—	—	517	—	517
Change in fair value of securities classified
as available-for-sale, net of reclassification
and tax effects	—	—	—	—	—	—	(250)	(250)

Total comprehensive income								267

Balance at March 31, 2002	$22	$21,447	$(1,525)	$(1,219)	$(2,322)	$27,106	$445	$43,954

Balance at December 31, 2002	$22	$22,629	$(1,390)	$(1,016)	$(3,272)	$28,090	$1,968	$47,031
Options exercised (4,534 shares)	—	(39)	—	—	81	—	—	42
ESOP shares earned	—	46	44	—	—	—	—	90
Stock awards earned	—	—	—	68	—	—	—	68
Dividends declared ($.08 per share)	—	—	—	—	—	(154)	—	(154)
Comprehensive income
Net income	—	—	—	—	—	617	—	617
Change in fair value of securities classified
as available-for-sale, net of reclassification
and tax effects	—	—	—	—	—	—	(12)	(12)

Total comprehensive income								605

Balance at March 31, 2003	$22	$22,636	$(1,346)	$(948)	$(3,191)	$28,553	$1,956	$47,682

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$617	$517
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for depreciation	53	26
Loss (gain) on sale of real estate owned	5	(3)
Net amortization of premiums and discounts	11	30
ESOP compensation expense	90	74
Stock award compensation expense	68	68
Amortization of intangible assets	10	—
Provision for loan losses	—	7
Dividend reinvestments	(233)	(259)
Federal Home Loan Bank stock dividends	(31)	(15)
Gain on sale of securities	(65)	(22)
Net changes in
Accrued interest receivable and other assets	(425)	(1)
Deferred loan costs	(36)	(6)
Accrued interest payable and other liabilities	(232)	151

Net cash provided from operating activities	(168)	567
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(29,940)	(7,997)
Purchase of securities held-to-maturity	(2,000)	—
Principal paydowns on mortgage-backed securities	3,247	2,686
Proceeds from maturities of securities	16,200	1,000
Proceeds from sale of securities available-for-sale	2,089	9,078
Purchase of loans	(1,021)	(60)
Net decrease in loans receivable	10,790	4,564
Proceeds from sale of real estate owned	165	145
Purchase of property and equipment	(299)	(32)

Net cash from investing activities	(769)	9,384
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,552	363
Net change in advances from borrowers for taxes and insurance	127	149
Dividends paid	(165)	(169)
Options exercised	42	—

Net cash from financing activities	1,556	343

Net change in cash and cash equivalents	619	10,294
Cash and cash equivalents
Beginning of period	42,827	18,249

End of period	$43,446	$28,543

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,829	$1,572
Taxes, net of refunds	—	—
Transfers to real estate owned	26	34
Transfer of securities to available-
for-sale from held-to-maturity
on January 24, 2003 at fair value	24,407	—

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(table amounts in thousands of dollars, except share data)

Note 1 — Basis of Presentation

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K. The December 31, 2002 balance sheet presented herein has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2003. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 — Acquisition of PFSB Bancorp, Inc.

On November 22, 2002, the Company completed the acquisition of PFSB Bancorp, Inc. (“PFSB”), and its wholly owned subsidiary Palmyra Savings pursuant to an Agreement and Plan of Merger dated as of June 4, 2002, by and between the Company and PFSB. The acquisition was completed through the merger of PFSB with and into the Company. As part of the acquisition, Palmyra Savings merged with and into First Federal with First Federal being the surviving bank. First Federal Bancshares paid approximately $4.4 million in cash and issued approximately 252,000 shares of the Company’s common stock to the former stockholders of PFSB. The PFSB acquisition included total assets of approximately $73.8 million and three banking offices in northeast Missouri. As a result of the acquisition, the Company expects to be better positioned to compete in the financial services industry in Illinois and Missouri through expanded operations and market coverage.

PFSB Bancorp, Inc.’s results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date. The total net interest income, total income, net income, and basic and diluted earnings per share for the three months ended March 31, 2003 and the proforma net interest income, total income, net income, and basic and diluted earnings per share for the three months ended March 31, 2002 after giving effect to the PFSB Bancorp, Inc. acquisition as if it occurred on January 1, 2002 are as follows:

	2003	2002

Net interest income	$2,217	$2,245
Total income	2,415	2,389
Net income	617	545
Basic earnings per share	.33	.26
Diluted earnings per share	.32	.26

Note 3 – Earnings Per Share

For purposes of per share calculations, the Company had 2,066,477 and 2,107,950 shares of common stock outstanding at March 31, 2003 and 2002. Basic earnings per share for the three months ended March 31, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the three months ended March 31,
	2003	2002
	(in thousands, except per share data)
Basic
Net income	$617	$517

Weighted average common shares
outstanding	1,859	1,875

Basic earnings per common share	$.33	$.28

Diluted
Net income	$617	$517

Weighted average common shares
outstanding	1,859	1,875
Dilutive effect of stock options	68	16
Dilutive effect of stock awards	10	5

Diluted average common shares	1,937	1,896

Diluted earnings per common share	$.32	$.27

Note 4 – Stock Option

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net income as reported	$617	$517
Pro forma net income	595	494
Earnings per share as reported
Basic	.33	.28
Diluted	.32	.27
Pro forma earnings per share
Basic	.32	.26
Diluted	.31	.26

The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Date of grant	January 22, 2003
Options granted	3,000
Estimated fair value of stock options granted	$3.26
Assumptions used:
Risk-free interest rate	2.94%
Expected option life	5 years
Expected stock price volatility	16.31%
Expected dividend yield	.48%

Pursuant to its 2001 stock-based incentive plan, the Company awarded 89,700 shares of restricted stock during 2001. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders’ equity.

Note 5 – Transfer of Securities Held to Maturity

During the first quarter of 2003, as a result of the acquisition of PFSB, changes in the structure of the balance sheet, and for asset/liability management purposes, management revised the Company policy to classify all securities as available for sale. Effective January 31, 2003, the Company reclassified all of its securities held-to-maturity to securities available-for-sale. The securities that were reclassified had a book value of $24.2 million and a fair value of $24.5 million as of that date. The reclassification of these securities resulted in a decrease in securities held-to-maturity of $24.5 million from December 31, 2002 to March 31, 2003, and the majority of the $35.2 million increase in available-for-sale securities during the same period.

Note 6 – Subsequent Events

During the quarter ended December 31, 2001, the Company recorded an impairment loss of $596,000 related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relation to these certificates of deposit. The Company received a check in the amount of $355,000 during April 2003 as an initial distribution of receivership assets. This distribution represents 59.6% of the allowed claim and will be recorded as income for the quarter ending June 2003. There has been no indication at this time as to what amounts the Company might further recover in the future with respect to these certificates of deposit.

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

The following discussion compares the financial condition of First Federal Bancshares, Inc. (Company) and its wholly owned subsidiary, First Federal Bank (Bank), at March 31, 2003 to its financial condition at December 31, 2002 and the results of its operations for the three-month period ended March 31, 2003 to the same period in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $318.5 million at March 31, 2003 and $316.4 million at December 31, 2002. During the three months ended March 31, 2003, cash and cash equivalents increased $619,000, which reflects excess operating cash resulting from the timing of loan prepayments and an increase in customer deposits. Loans decreased $9.8 million primarily as a result of portfolio loans refinancing into the Federal Home Loan Bank Mortgage Partnership Finance fixed rate program and also to other competitors due to the lower interest rate environment. Securities available-for-sale increased $35.2 million to $126.7 million and securities held-to maturity decreased $24.5 million during the first quarter of 2003. The change in the securities portfolio during the quarter was primarily due to the Company’s reevaluation of the classification of the securities portfolio in the quarter. As a result of the acquisition of PFSB, changes in the structure of the balance sheet, and for asset/liability management purposes, management revised the Company policy to classify all securities as available for sale. Effective January 31, 2003, the Company reclassified all of its securities held-to-maturity to securities available-for-sale. The securities that were reclassified had a book value of $24.2 million and a fair value of $24.5 million as of that date. The reclassification of these securities resulted in a decrease in securities held-to-maturity of $24.5 million from December 31, 2002 to March 31, 2003, and the majority of the $35.2 million increase in available-for-sale securities during the same period.

The allowance for loan losses was $960,000 at March 31, 2003 and $976,000 at December 31, 2002. There were no impaired loans at either date. The allowance for loan losses represented .68% of total loans and 50.49% of nonperforming loans at March 31, 2003 compared to .65% of total loans and 50.89% of nonperforming loans at December 31, 2002. Nonperforming assets totaled $2.1 million and $2.2 million at

March 31, 2003 and December 31, 2002, respectively. The ratio of non-performing assets to total assets at March 31, 2003 was .65% compared to .69% at December 31, 2002.

Total liabilities at March 31, 2003 were $270.8 million compared to $269.4 million at December 31, 2002, an increase of $1.4 million, primarily due to an increase in customer deposits of $1.6 million. The increased funds from customer deposits have been invested in interest-earning deposits at other institutions until such time as the funds can be redeployed into loans receivable or securities.

Shareholders’ equity at March 31, 2003 was $47.7 million compared to $47.0 million at December 31, 2002, an increase of $.7 million. The increase primarily reflects net income of $617,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Net income increased $100,000 to $617,000 for the quarter ended March 31, 2003 compared to the same period in 2002. The increase in net income was primarily a result of an increase in net interest income and an increase in non-interest income offset by increases in noninterest expense and the income tax provision.

Net interest income was $2.2 million for the quarter ended March 31, 2003 compared to $1.7 million for the same prior year period. The increase in net interest income was primarily a result of an increase in volume as a result of the acquisition of PFSB in the last quarter of 2002 and an increase in the net interest spread to 2.56% for the quarter ended March 31, 2003 from 2.40% for the same period in 2002. The increase in the spread was due largely to the decrease in the cost of funds exceeding the decrease in the yield on interest-earning assets as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the continued decreasing interest rate environment. The average yield on interest-earning assets decreased to 5.27% for the quarter ended March 31, 2003 from 5.55% for the same quarter in 2002, while the average yield on interest-bearing liabilities decreased to 2.71% for the quarter ended March 31, 2003 from 3.15% for the same period in 2002. The net interest margin was 2.90% for the three months ended March 31, 2003 and 2.95% for the three months ended March 31, 2002. The decreased net interest margin reflects a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 114.28% from 121.03% for the three-month periods respectively.

The provision for loan losses was zero for the quarter ended March 31, 2003 and $7,000 for the same period in 2002. The decrease in the provision for loan losses can be attributed to the overall stability in the amount of nonperforming loans during the quarter.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at March 31, 2003, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of March 31, 2003 was maintained at a level that represents management’s best estimate of losses in the loan portfolio and such losses were both probable and reasonably estimatable.

Noninterest income was $198,000 for the three-month period ended March 31, 2003 compared to $108,000 for the same period in 2002. The increase in noninterest income was primarily a result of a $43,000 increase in net gains on the sale of securities, a $15,000 increase in service charges, a $17,000 increase in other fee income, and a $15,000 increase in other income. The increases in service charges and fee income are primarily a result of the acquisition of PFSB resulting in an increase in deposits and associated fee income.

Noninterest expense was $1.4 million and $1.0 million for the quarters ended March 31, 2003 and 2002. The increase in noninterest expense primarily reflects an increase in compensation and benefits expense of $245,000 associated with an increase in salaries of $172,000 and an increase of $62,000 in employee benefit expenses, including health insurance and retirement funds. Salary and employee benefits expenses primarily increased during the period due to the increased number of employees as a result of the PFSB acquisition in November 2002. Occupancy and equipment expense increased $69,000 due to increased depreciation related to the premises and equipment acquired through the PFSB acquisition. Data processing expense, advertising expense, and professional fees also experienced increases during the period, primarily due to the acquisition.

The Company’s federal income tax expense increased $33,000 to $375,000 for the quarter ended March 31, 2003 compared to $342,000 during the same period in 2002. Income tax expense was approximately 38% and 39% of pretax income in both periods, respectively.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2003, cash and cash equivalents totaled $43.4 million. At March 31, 2003, the Company had commitments to fund loans of $907,000. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $61.8 million. Management believes, based on past experience that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of March 31, 2003:

	ACTUAL		REQUIRED		EXCESS

	AMOUNT	%	AMOUNT	%	AMOUNT	%

Core capital	$37,552	12.15%	$12,366	4.00%	$25,186	8.15%
(to adjusted total assets)
Risk-based capital	38,967	27.71	11,251	8.00	27,716	19.71
(to risk-weighted assets)

SUBSEQUENT EVENTS

The Company received a check in the amount of $355,000 during April 2003 in relation to an initial distribution of receivership assets from the securities fraud as described in Note 6. As a result, the Company's income statement will reflect an increase in other income for the second quarter of 2003.

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

Quantitative Aspects of Market Risk.The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at December 31, 2002, the latest date for which information is available, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. The Company expects March's net portfolio value to be similar to that of December 2002 as shown below. All model outputs associated with the –300 and –200 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

	Net Portfolio Value			NPV as % of Portfolio Value of Assets

Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Basis Point Change

	(Dollars in thousands)
300	$37,370	(7,832)	(17)%	12.16%	(195) bp
200	40,352	(4,850)	(11)	12.93	(118) bp
100	43,095	(2,107)	(5)	13.62	(49) bp
Static	45,202	—	—	14.11	— bp
(100)	46,334	1,132	3	14.33	22 bp
(200)	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A

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

ITEM 4: CONTROLS AND PROCEDURES

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits
99.0 Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K
The Company filed a Current Report on Form 8-K on January 23, 2003 announcing the date of its annual meeting of stockholders. The press release was included as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.
Date: May 14, 2003	/s/ James J. Stebor James J. Stebor President and Chief Executive Officer
Date: May 14, 2003	/s/ Cathy D. Pendell Cathy D. Pendell Treasurer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q

I, James J. Stebor, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of First Federal Bancshares, Inc.;

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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ James J. Stebor
James J. Stebor
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q

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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Cathy D. Pendell
Cathy D. Pendell
Treasurer