Form 10-Q
period 2003-06-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2003-08-14
CIK 1113107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
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

As of August 1, 2003 the Registrant had outstanding 2,070,490 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(in thousands of dollars, except share data)
(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$35,733	$42,827
Time deposits in other financial institutions	295	295
Securities available-for-sale	157,778	91,562
Securities held-to-maturity (fair value:
December 31 - $24,764)	—	24,471
Loans receivable, net	136,371	150,269
Real estate owned, net	146	277
Premises and equipment	3,495	3,294
Accrued interest receivable	1,659	1,473
Goodwill	1,515	1,515
Core deposits and other intangibles	308	327
Other assets	192	90

TOTAL ASSETS	$337,492	$316,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$270,653	$263,834
Advances from borrowers for taxes and insurance	280	167
Federal Home Loan Bank advances	4,000	4,000
Accrued interest payable	542	606
Other liabilities	1,487	762
Due to broker	12,064	—

Total liabilities	289,026	269,369
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized;
2,242,500 shares issued	22	22
Additional paid-in capital	22,655	22,629
Unearned ESOP shares	(1,300)	(1,390)
Unearned stock awards	(880)	(1,016)
Treasury stock (June 30 - 179,079 shares, December 31 - 180,557)	(3,283)	(3,272)
Retained earnings	29,129	28,090
Accumulated other comprehensive income	2,123	1,968

Total shareholders’ equity	48,466	47,031

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$337,492	$316,400

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income
Loans	$2,313	$1,925	$4,941	$3,928
Securities	1,346	1,217	2,683	2,417
Other interest income	109	98	176	171

Total interest income	3,768	3,240	7,800	6,516
Interest expense
Deposits	1,707	1,450	3,483	2,951
Federal Home Loan Bank advances	39	39	78	75

Total interest expense	1,746	1,489	3,561	3,026

Net interest income	2,022	1,751	4,239	3,490
Provision for loan losses	—	—	—	7

Net interest income after provision for
loan losses	2,022	1,751	4,239	3,483
Noninterest income
Service charges	53	31	100	63
Other fee income	58	32	106	63
Net gain on sale of securities	247	31	312	53
Recovery of impairment loss	355	—	355	—
Other income	17	7	55	30

Total noninterest income	730	101	928	209
Noninterest expense
Compensation and benefits	1,017	689	1,874	1,301
Occupancy and equipment	124	85	267	159
Data processing	165	131	352	259
Federal insurance premiums	33	24	66	48
Advertising	35	25	77	51
Professional fees	90	43	169	84
Other noninterest expenses	8	100	90	176

Total noninterest expense	1,472	1,097	2,895	2,078

Income before income taxes	1,280	755	2,272	1,614
Provision for income taxes	492	270	867	612

Net income	$788	$485	$1,405	1,002

Earnings per share
Basic	$.42	$.26	$.75	$.54
Diluted	$.40	$.26	$.72	$.53
Weighted average shares	1,869,251	1,860,446	1,864,335	1,864,559
Comprehensive income	$955	$1,025	$1,560	$1,292

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
Six months ended June 30, 2002 and 2003
(in thousands of dollars, except share data)
(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income	Total Stock- holders' Equity
Balance at December 31, 2001	$22	$21,418	$(1,570)	$(1,287)	$(2,322)	$26,745	$695	$43,701
Purchase of 104,610 shares of treasury
stock	—	—	—	—	(1,899)	—	—	(1,899)
ESOP shares earned	—	63	90	—	—	—	—	153
Stock awards earned	—	—	—	136	—	—	—	136
Dividends declared ($.16 per share)	—	—	—	—	—	(311)	—	(311)
Comprehensive income
Net income	—	—	—	—	—	1,002	—	1,002
Change in fair value of securities classified
as available-for-sale, net of reclassification
and tax effects	—	—	—	—	—	—	290	290

Total comprehensive income	1,292

Balance at June 30, 2002	$22	$21,481	$(1,480)	$(1,151)	$(4,221)	$27,436	$985	$43,072

Balance at December 31, 2002	$22	$22,629	$(1,390)	$(1,016)	$(3,272)	$28,090	$1,968	$47,031
Purchase of 10,225 shares of treasury stock	—	—	—	—	(223)	—	—	(223)
Options exercised (12,176 shares)	—	(75)	—	—	212	—	—	137
ESOP shares earned	—	101	90	—	—	—	—	191
Stock awards earned	—	—	—	136	—	—	—	136
Dividends declared ($.19 per share)	—	—	—	—	—	(366)	—	(366)
Comprehensive income
Net income	—	—	—	—	—	1,405	—	1,405
Change in fair value of securities classified
as available-for-sale, net of reclassification
and tax effects	—	—	—	—	—	—	155	155

Total comprehensive income	1,560

Balance at June 30, 2003	$22	$22,655	$(1,300)	$(880)	$(3,283)	$29,129	$2,123	$48,466

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,405	$1,002
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for depreciation	110	52
Loss (gain) on sale of real estate owned	(8)	(3)
Net amortization of premiums and discounts	6	66
ESOP compensation expense	191	153
Stock award compensation expense	136	136
Amortization of intangible assets	20	—
Provision for loan losses	—	7
Dividend reinvestments	(459)	(541)
Federal Home Loan Bank stock dividends	(50)	(28)
Gain on sale of securities	(312)	(53)
Net changes in
Accrued interest receivable and other assets	(263)	(218)
Deferred loan costs	(77)	(9)
Accrued interest payable and other liabilities	501	(263)

Net cash provided from operating activities	1,200	301
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(87,434)	(10,344)
Purchase of securities held-to-maturity	(2,000)	(13,348)
Principal paydowns on mortgage-backed securities
available-for-sale	7,432	4,695
Principal paydowns on mortgage-backed securites
held-to-maturity	—	267
Purchase of Federal Home Loan Bank stock	(175)	(54)
Proceeds from maturities of securities available-for-sale	30,500	1,000
Proceeds from maturities of securities held-to-maturity	—	3,100
Proceeds from sale of securities available-for-sale	23,064	16,240
Purchase of loans	(3,569)	(322)
Net decrease in loans receivable	17,321	5,436
Proceeds from sale of real estate owned	362	145
Purchase of property and equipment	(311)	(74)

Net cash from investing activities	(14,810)	6,741
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,819	1,396
Net change in advances from borrowers for taxes and insurance	113	114
Purchase of treasury stock	(223)	(1,899)
Dividends paid	(330)	(338)
Options exercised	137	—

Net cash from financing activities	6,516	727

Net change in cash and cash equivalents	(7,094)	6,315
Cash and cash equivalents
Beginning of period	42,827	18,249

End of period	$35,733	$24,564

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,625	$3,092
Taxes, net of refunds	530	681
Transfers to real estate owned	223	34
Transfer of securities to available-
for-sale from held-to-maturity
on January 24, 2003 at fair value	24,407	—
Due to broker	12,064	—

FIRST FEDERAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(table amounts in thousands of dollars, except share data)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with First Federal Bancshares, Inc.’s (“First Federal Bancshares” or the “Company”) Annual Report on Form 10-K. The December 31, 2002 balance sheet presented herein has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Note 2 – Acquisition of PFSB Bancorp, Inc.

On November 22, 2002, the Company completed the acquisition of PFSB Bancorp, Inc. (“PFSB”), and its wholly owned subsidiary, Palmyra Savings, pursuant to an Agreement and Plan of Merger dated as of June 4, 2002, by and between the Company and PFSB. The acquisition was completed through the merger of PFSB with and into the Company. As part of the acquisition, Palmyra Savings merged with and into First Federal Bank (“First Federal” or the “Bank”), the Company’s wholly owned subsidiary with First Federal being the surviving bank. First Federal Bancshares paid approximately $4.4 million in cash and issued approximately 252,000 shares of the Company’s common stock to the former stockholders of PFSB. The PFSB acquisition included total assets of approximately $73.8 million and three banking offices in northeast Missouri. As a result of the acquisition, the Company expects to be better positioned to compete in the financial services industry in Illinois and Missouri through expanded operations and market coverage.

PFSB results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date. The total net interest income, total income, net income, and basic and diluted earnings per share for the three and six months ended June 30, 2003 and the proforma net interest income, total income, net income, and basic and diluted earnings per share for the three and six months ended June 30, 2002 after giving effect to the PFSB acquisition as if it occurred on January 1, 2002 are as follows:

	For the three months Ended June 30,		For the six months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net interest income	$2,022	$2,314	$4,239	$4,559
Total income	2,752	2,426	5,167	4,815
Net income	788	499	1,405	1,044
Basic earnings per share	.42	.24	.75	.50
Diluted earnings per share	.40	.24	.72	.49

Note 3 – Earnings Per Share

For purposes of per share calculations, the Company had 1,933,356 and 1,855,335 shares of common stock outstanding at June 30, 2003 and 2002. Basic earnings per share for the six months ended June 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the six months ended June 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the three months Ended June 30,		For the six months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Basic
Net income	$788	$485	$1,405	$1,002

Weighted average common shares
outstanding	1,869	1,860	1,864	1,865

Basic earnings per common share	$.42	$.26	$.75	$.54

Diluted
Net income	$788	$485	$1,405	$1,002

Weighted average common shares
outstanding	1,869	1,860	1,864	1,865
Dilutive effect of stock options	79	26	74	21
Dilutive effect of stock awards	12	7	11	6

Diluted average common shares	1,960	1,893	1,949	1,891

Diluted earnings per common share	$.40	$.26	$.72	$.53

Note 4 – Stock Options

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

	For the three months Ended June 30,		For the six months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income as reported	$788	$485	$1,405	$1,002
Pro forma net income	766	463	1,362	958
Earnings per share as reported
Basic	.42	.26	.75	.54
Diluted	.40	.26	.74	.53
Pro forma earnings per share
Basic	.41	.25	.73	.51
Diluted	.39	.24	.71	.51

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

Note 6 – Subsequent Events

On July 18, 2003, First Federal Bancshares, Inc. announced that the Bank, entered into a definitive agreement for the sale of its Mt. Sterling, Illinois branch office to Beardstown Savings s.b. The sale includes the assumption of approximately $6.9 million in deposits. No loans are being sold as part of this transaction. The transaction is expected to be completed during the third quarter of 2003, pending regulatory approvals.

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

The following discussion compares the financial condition of First Federal Bancshares and its wholly owned subsidiary, First Federal, at June 30, 2003 to its financial condition at December 31, 2002 and the results of its operations for the three-month and six-month periods ended June 30, 2003 to the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $337.5 million at June 30, 2003 and $316.4 million at December 31, 2002. During the six months ended June 30, 2003, cash and cash equivalents decreased $7.1 million primarily due to the timing of called and purchased securities. Loans decreased $13.9 million primarily as a result of portfolio loans refinancing into the Federal Home Loan Bank Mortgage Partnership Finance fixed rate program and also to other competitors due to the lower interest rate environment. Securities available-for-sale increased $66.2 million to $157.8 million partially due to the Company’s reevaluation of the classification of the securities portfolio effective January 31, 2003. As a result of the acquisition of PFSB, changes in the structure of the balance sheet, and for asset/liability management purposes, management revised the Company policy to classify all securities as available-for-sale. The securities that were reclassified had a book value of $24.2 million and a fair value of $24.5 million as of that date. The reclassification of these securities resulted in a decrease in securities held-to-maturity of $24.5 million from December 31, 2002 to June 30, 2003. The remaining $41.7 increase in securities available-for-sale was primarily a result of additional purchases funded through an increase in customer deposits, a decrease in cash and cash equivalents and the loan portfolio, and principal paydowns of securities available-for-sale.

The allowance for loan losses was $922,000 at June 30, 2003 and $976,000 at December 31, 2002. There were no impaired loans at either date. The allowance for loan losses represented .67% of total loans and 49.80% of nonperforming loans at June 30, 2003 compared to .65% of total loans and 50.89% of nonperforming loans at December 31, 2002. Nonperforming assets totaled $2.0 million and $2.2 million at June 30, 2003 and December 31, 2002, respectively. The ratio of non-performing assets to total assets at June 30, 2003 was .60% compared to .69% at December 31, 2002.

Total liabilities at June 30, 2003 were $289.0 million compared to $269.4 million at December 31, 2002, an increase of $19.6 million, primarily due to the $12.1 million due to broker recorded in June 2003 resulting from securities traded but not yet settled and an increase in customer deposits of $6.8 million. The increased funds from customer deposits have been invested in interest-earning assets.

Shareholders’ equity at June 30, 2003 was $48.5 million compared to $47.0 million at December 31, 2002, an increase of $1.5 million. The increase primarily reflects net income of $1.4 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Net income increased $303,000 to $788,000 for the quarter ended June 30, 2003 compared to the same period in 2002. The increase in net income was primarily a result of an increase in net interest income and an increase in non-interest income offset by increases in noninterest expense and the income tax provision.

Net interest income was $2.0 million for the quarter ended June 30, 2003 compared to $1.8 million for the same prior year period. The increase in net interest income was primarily a result of an increase in volume of interest-earning assets as a result of the acquisition of PFSB in the last quarter of 2002, partially offset by decreases in the net interest spread and the net interest margin to 2.27% and 2.58%, respectively, for the quarter ended June 20, 2003 from 2.42% and 2.93% for the same period in June 30, 2002. The average yield on interest-earning assets decreased to 4.81% for the quarter ended June 30, 2003 from 5.43% for the same quarter in 2002, while the average yield on interest-bearing liabilities decreased to 2.54% for the quarter ended June 30, 2003 from 3.01% for the same period in 2002. These decreases reflect the overall decrease in market rates from the prior year. The decrease in the spread and the margin was due largely to the decrease in the yield of interest-earning assets exceeding the decrease in the cost of funds as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the continued decreasing interest rate environment. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 114.05% from 120.65% for the three-month periods, respectively.

The provision for loan losses was zero for the quarters ended June 30, 2003 and June 30, 2002. Management considered the allowance for loan losses to be adequate during both periods due to relatively stable delinquency trends.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at June 30, 2003, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of June 30, 2003 was maintained at a level that represents management’s best estimate of losses in the loan portfolio and such losses were both probable and reasonably estimatable.

Noninterest income was $730,000 for the three-month period ended June 30, 2003 compared to $101,000 for the same period in 2002. The increase in noninterest income was primarily a result of a $216,000 increase in net gains on the sale of securities and a $355,000 recovery from an impairment loss related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relation to these certificates. Services charges increased $22,000 and other fee income increased $26,000. The increases in service charges and fee income are primarily a result of the acquisition of PFSB resulting in an increase in deposits and associated fee income.

Noninterest expense was $1.5 million and $1.1 million for the quarters ended June 30, 2003 and 2002. The increase in noninterest expense primarily reflects increased compensation and benefits expense of $328,000 associated with an increase in the number of employees as a result of the PFSB acquisition in November 2002, and an increase in employee benefits including health insurance premiums and retirement funds. Occupancy and equipment expense, data processing expense, advertising expense, and professional fees also experienced increases during the period, primarily due to the acquisition. Other noninterest expense decreased from $100,000 for the quarter ended June 30, 2002 to $8,000 for the same period in 2003 as a result of decreased loan expenses on portfolio loans because the Federal Home Loan Bank’s Mortgage Partnership Finance Program was the major source of lending during the quarter. MPF loans originated in the second quarter of 2002 totaled $1.1 million compared to $11.3 million during the second quarter of 2003.

The Company’s federal income tax expense increased $222,000 to $492,000 for the quarter ended June 30, 2003 compared to $270,000 during the same period in 2002. Income tax expense was approximately 38% and 36% of pretax income in both periods, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Net income increased $403,000 to $1.4 million for the six months ended June 30, 2003 compared to the same period in 2002. The increase in net income was primarily a result of an increase in net interest income and an increase in non-interest income, offset by increases in noninterest expense and the income tax provision.

Net interest income was $4.2 million for the six months ended June 30, 2003 compared to $3.5 million for the same period in 2002. The increase in net interest income was primarily a result of an increase in volume as a result of the acquisition of PFSB in the last quarter of 2002, partially offset by a decrease in the net interest margin to 2.74%, for the six months ended June 20, 2003 from 2.94% for the same period in 2002. The net interest spread was 2.41% for both six-month periods. The average yield on interest-earning assets decreased to 5.04% for the six months ended June 30, 2003 from 5.49% for the same period in 2002, while the average yield on interest-bearing liabilities decreased to 2.63% for the six months ended June 30, 2003 from 3.08% for the same prior year period. These decreases reflect the overall decrease in market rates from the prior year. The ratio of average interest-earning assets to average interest-bearing liabilities was 114.16% compared to 120.84% for the six-month periods ended June 30, 2003 and June 30, 2002.

The provision for loan losses was zero for the six months ended June 30, 2003 and $7,000 for the same period in 2002. The decrease in the provision for loan losses can be attributed to the overall stability in the amount of nonperforming loans during the six month period.

Noninterest income was $928,000 for the six-month period ended June 30, 2003 compared to $209,000 for the same period in 2002. The increase in noninterest income was primarily a result of a $259,000 increase in net gains on the sale of securities and a $355,000 recovery from an impairment loss related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relationship to these certificates. Services charges increased $37,000 and other fee income increased $43,000. The increases in service charges and fee income are primarily due to of the acquisition of PFSB resulting in an increase in deposits and associated fee income.

Noninterest expense was $2.9 million and $2.1 million for the six-months ended June 30, 2003 and 2002. The increase in noninterest expense primarily reflects increased compensation and benefits expense of $573,000 associated with an increase in the number of employees as a result of the PFSB acquisition in November 2002, and an increase in employee benefits including health insurance premiums and retirement funds. Occupancy and equipment expense, data processing expense, advertising expense, and professional fees also experienced increases during the period, primarily due to the acquisition. Other noninterest expense decreased from $176,000 for the six months ended June 30, 2002 to $90,000 for the same period in 2003 as a result of decreased loan expenses on portfolio loans because the Federal Home Loan Bank’s Mortgage Partnership Finance Program was the major source of lending during the six-month period. MPF loans originated for the six month period as of June 30, 2002 was $3.3 million compared to $19.4 million for the same period in 2003.

The Company’s federal income tax expense increased $255,000 to $867,000 for the six-months ended June 30, 2003 compared to the same period in 2002. Income tax expense was approximately 38% of pretax income in both periods, respectively.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2003, cash and cash equivalents totaled $35.7 million. At June 30, 2003, the Company had commitments to fund loans of $848,000. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $105.3 million. Management believes, based on past experience that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Management determined that, upon adopting the new standards, they will not materially affect the Company’s operating results or financial condition because the Company does not have these instruments or engage in these activities.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of June 30, 2003:

	ACTUAL		REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Core capital	$33,529	10.23%	$13,104	4.00%	$20,425	6.24%
(to adjusted total assets)
Risk-based capital	34,873	22.29	12,516	8.00	22,357	14.29
(to risk-weighted assets)

SUBSEQUENT EVENTS

The Company announced that the Bank, entered into a definitive agreement for the sale of its Mt. Sterling, Illinois branch office to Beardstown Savings s.b. as described in Note 6. As a result, the Company’s balance sheet will reflect decreases in cash and cash equivalents, premises and equipment, and deposits during the third quarter 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Aspects of Market Risk.The Company’s most significant form of market risk is interest rate risk. The principal objectives of the Company’s interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director’s approved guidelines. The Company has an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Board of Directors quarterly. The extent of the movement of interest rates is uncertainty that could have a negative impact on the earnings of the Company.

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

Quantitative Aspects of Market Risk. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at March 31, 2003, the latest date for which information is available, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. The Company expects June’s net portfolio value to be similar to that of March 31, 2003 as shown below. All model outputs associated with the –300 and –200 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets

	Amount	$ Change	% Change	NPV Ratio	Basis Point Change

	(Dollars in thousands)
300	$36,509	(10,848)	(23)%	11.86%	(276) b	p
200	40,139	(7,218)	(15)	12.82	(180) b	p
100	43,707	(3,650)	(8)	13.72	(89) bp
Static	47,357	—	—	14.62	—
(100)	49,205	1,848	4	15.02	40 bp
(200)	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A

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

ITEM 4: CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

(b)

Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART II — — OTHER INFORMATION

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

On May 27, 2003, the Company held its annual meeting of stockholders for the purpose of the election of two directors to three-year terms and the ratification of Crowe Chizek and Company LLC as the Company’s independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

Election of Directors	Number of Votes For:	Number of Votes Withheld:

B. Bradford Billings	1,875,986	10,366

Gerald L. Prunty	1,875,986	10,366

James J. Stebor	1,875,986	10,366

The Directors whose terms continued and the years their terms expire are as follows: Dr. Stephan L. Roth (2004) and Richard D. Stephens (2004), Franklin M. Hartzell (2005), Murrel Hollis (2005) and Eldon Mette (2005).

	Number of Votes For	Number of Votes Against	Number of Votes Abstained
Ratification of Crowe Chizek and
Company LLC as the Company's
Independent Auditors	1,848,579	37,298	475

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on May 6, 2003 announcing its financial results for the quarter ended March 31, 2003. The press release was included as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.
Date: August 14, 2003	/s/ James J. Stebor James J. Stebor President and Chief Executive Officer
Date: August 14, 2003	/s/ Cathy D. Pendell Cathy D. Pendell Treasurer