Form 10-Q
period 2003-09-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2003-11-14
CIK 1113107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

As of October 16, 2003 the Registrant had outstanding 1,850,203 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(In thousands of dollars, except share data)
(unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Cash and cash equivalents	$18,612	$42,827
Time deposits in other financial institutions	295	295
Securities available-for-sale	148,111	91,562
Securities held-to-maturity (fair value:
December 31 - $24,764)	—	24,471
Loans receivable, net	133,000	150,269
Real estate owned, net	97	277
Premises and equipment	3,493	3,294
Accrued interest receivable	1,691	1,473
Goodwill	1,515	1,515
Core deposits and other intangibles	298	327
Other assets	246	90
Due from broker	5,005	—

TOTAL ASSETS	$312,363	$316,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$262,887	$263,834
Advances from borrowers for taxes and insurance	51	167
Federal Home Loan Bank advances	8,000	4,000
Accrued interest payable	477	606
Other liabilities	373	762

Total liabilities	271,788	269,369

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized;
2,242,500 shares issued	22	22
Additional paid-in capital	22,682	22,629
Unearned ESOP shares	(1,255)	(1,390)
Unearned stock awards	(813)	(1,016)
Treasury stock (September 30 -394,647 shares,	(10,059)	(3,272)
December 31 - 180,557)
Retained earnings	29,866	28,090
Accumulated other comprehensive income	132	1,968

Total shareholders’ equity	40,575	47,031

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$312,363	$316,400

See notes to consolidated financial statements. 1

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Interest income
Loans	$2,273	$1,905	$7,214	$5,833
Securities	1,582	1,192	4,265	3,609
Other interest income	31	86	207	257

Total interest income	3,886	3,183	11,686	9,699
Interest expense
Deposits	1,467	1,439	4,950	4,390
Federal Home Loan Bank advances	40	40	118	115

Total interest expense	1,507	1,479	5,068	4,505

Net interest income	2,379	1,704	6,618	5,194
Provision for loan losses	60	—	60	7

Net interest income after provision for
loan losses	2,319	1,704	6,558	5,187
Noninterest income
Service charges	53	35	153	98
Loan origination and servicing fees	144	33	400	83
Other fee income	58	42	164	105
Net gain on sale of securities	238	15	550	68
Gain on sale of branch	428	—	428	—
Recovery of impairment loss	—	—	355	—
Other income	32	5	87	35

Total noninterest income	953	130	2,137	389
Noninterest expense
Compensation and benefits	1,039	640	2,913	1,941
Occupancy and equipment	134	110	401	269
Data processing	222	111	574	370
Federal insurance premiums	33	24	99	72
Advertising	41	30	118	81
Professional fees	87	39	256	123
Other noninterest expenses	177	90	523	316

Total noninterest expense	1,733	1,044	4,884	3,172

Income before income taxes	1,539	790	3,811	2,404
Provision for income taxes	614	293	1,481	905

Net income	$925	$497	$2,330	$1,499

Earnings per share
Basic	$.52	$.30	$1.27	$.83
Diluted	$.48	$.29	$1.21	$.82
Comprehensive income (loss)	$(1,066)	$1,357	$494	$2,649

See notes to consolidated financial statements. 2

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
Nine Months Ended September 30, 2002 and 2003
(in thousands of dollars, except share data)
(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income	Total Stock- holders’ Equity

Balance at December 31, 2001	$22	$21,418	$(1,570)	$(1,287)	$(2,322)	$26,745	$695	$43,701
Purchase of 300,110 shares of treasury
stock	—	—	—	—	(5,558)	—	—	(5,558)
ESOP shares earned	—	102	135	—	—	—	—	237
Stock awards earned	—	—	—	203	—	—	—	203
Dividends declared ($.24 per share)	—	—	—	—	—	(440)	—	(440)
Comprehensive income
Net income	—	—	—	—	—	1,499	—	1,499
Change in fair value of securities
classified as available-for-sale, net
of reclassification and tax effects	—	—	—	—	—	—	1,150	1,150

Total comprehensive income	2,649

Balance at September 30, 2002	$22	$21,520	$(1,435)	$(1,084)	$(7,880)	$27,804	$1,845	$40,792

Balance at December 31, 2002	$22	$22,629	$(1,390)	$(1,016)	$(3,272)	$28,090	$1,968	$47,031
Purchase of 239,950 shares of treasury
stock	—	—	—	—	(7,310)	—	—	(7,310)
Options exercised (25,860 shares)	—	(132)	—	—	523	—	—	391
ESOP shares earned	—	185	135	—	—	—	—	320
Stock awards earned	—	—	—	203	—	—	—	203
Dividends declared ($.30 per share)	—	—	—	—	—	(554)	—	(554)
Comprehensive income
Net income	—	—	—	—	—	2,330	—	2,330
Change in fair value of securities
classified as available-for-sale, net
of reclassification and tax effects	—	—	—	—	—	—	(1,836)	(1,836)

Total comprehensive income	494

Balance at September 30, 2003	$22	$22,682	$(1,255)	$(813)	$(10,059)	$29,866	$132	$40,575

See notes to consolidated financial statements. 3

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Nine Months Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,330	$1,499
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for depreciation	170	81
Loss (gain) on sale of real estate owned	(5)	(7)
Net amortization of premiums and discounts	20	124
ESOP compensation expense	320	237
Stock award compensation expense	203	203
Amortization of intangible assets	30	—
Provision for loan losses	60	7
Dividend reinvestments	(668)	(834)
Federal Home Loan Bank stock dividends	(71)	(41)
Gain on sale of securities	(550)	(68)
Gain on sale of Mt. Sterling branch	(428)	—
Net changes in
Accrued interest receivable and other assets	(334)	(482)
Deferred loan costs	(120)	(26)
Accrued interest payable and other liabilities	607	(189)

Net cash from operating activities	1,564	504
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in time deposits in other financial institutions	—	294
Purchase of securities available-for-sale	(127,224)	(11,257)
Purchase of securities held-to-maturity	(2,000)	(23,422)
Principal paydowns on mortgage-backed securities
available-for-sale	15,140	7,761
Principal paydowns on mortgage-backed securities
held-to-maturity	—	314
Purchase of Federal Home Loan Bank stock	(175)	(54)
Proceeds from maturities of securities available-for-sale	37,525	1,000
Proceeds from maturities of securities held-to-maturity	—	8,100
Proceeds from sale of securities available-for-sale	37,922	21,973
Purchase of loans	(5,083)	(417)
Capital expenditures of real estate owned	—	(1)
Net decrease in loans receivable	22,180	6,129
Proceeds from sale of real estate owned	417	187
Proceeds from sale of Mt. Sterling branch	(6,103)	—
Purchase of property and equipment	(404)	(348)

Net cash from investing activities	(27,830)	10,259
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	5,644	2,600
Net change in advances from borrowers for taxes and insurance	(116)	(119)
Purchase of treasury stock	(7,310)	(5,558)
Dividends paid	(558)	(483)
Options exercised	391	—
Purchase of Federal Home Loan Bank advances	4,000	—

Net cash from financing activities	2,051	(3,560)

Net change in cash and cash equivalents	(24,215)	7,203
Cash and cash equivalents
Beginning of period	42,827	18,249

End of period	$18,612	$25,452

See notes to consolidated financial statements. 4

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$5,196	$4,582
Taxes, net of refunds	1,029	891
Transfers to real estate owned	232	34
Transfer of securities to available-
for-sale from held-to-maturity
on January 24, 2003 at fair value	24,471	—
Due from broker	5,005	—

See notes to consolidated financial statements. 5

FIRST FEDERAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

Note 2 – Acquisition of PFSB Bancorp, Inc.

On November 22, 2002, the Company completed the acquisition of PFSB Bancorp, Inc. (“PFSB”), and its wholly owned subsidiary, Palmyra Savings, pursuant to an Agreement and Plan of Merger dated as of June 4, 2002, by and between the Company and PFSB. The acquisition was completed through the merger of PFSB with and into the Company. As part of the acquisition, Palmyra Savings merged with and into First Federal Bank (“First Federal” or the “Bank”), the Company’s wholly owned subsidiary, with First Federal being the surviving bank. First Federal Bancshares paid approximately $4.4 million in cash and issued approximately 252,000 shares of the Company’s common stock to the former stockholders of PFSB. The PFSB acquisition included total assets of approximately $73.8 million and three banking offices in northeast Missouri.

PFSB results of operations have been reflected in the Company’s consolidated statements of income beginning as of the acquisition date. The total net interest income, total income, net income, and basic and diluted earnings per share for the three and nine months ended September 30, 2003 and the proforma net interest income, total income, net income, and basic and diluted earnings per share for the three and nine months ended September 30, 2002 after giving effect to the PFSB acquisition as if it occurred on January 1, 2002 are as follows:

Note 2 – Acquisition of PFSB Bancorp, Inc. (continued)

	For the three months Ended September 30,		For the nine months Ended September 30,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net interest income	$2,379	$2,237	$6,618	$6,796
Total income	3,332	2,395	8,755	7,260
Net income	925	554	2,330	1,598
Basic earnings per share	.52	.29	1.27	.79
Diluted earnings per share	.48	.28	1.21	.78

Note 3 – Earnings Per Share

For purposes of per share calculations, the Company had 1,722,273 and 1,664,320 shares of common stock outstanding at September 30, 2003 and 2002. Basic earnings per share for the nine months ended September 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the nine months ended September 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the three months Ended September 30,		For the nine months Ended September 30,
	2003	2002	2003	2002

	(in thousands, except per share data)
Basic
Net income	$925	$497	$2,330	$1,499

Weighted average common shares
outstanding	1,791	1,674	1,839	1,801

Basic earnings per common share	$.52	$.30	$1.27	$.83

Diluted
Net income	$925	$497	$2,330	$1,499

Weighted average common shares
outstanding	1,791	1,674	1,839	1,801
Dilutive effect of stock options	102	35	75	26
Dilutive effect of stock awards	16	9	14	7

Diluted average common shares	1,909	1,718	1,928	1,834

Diluted earnings per common share	$.48	$.29	$1.21	$.82

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

	For the three months Ended September 30,		For the nine months Ended September 30,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net income as reported	$925	$497	$2,330	$1,499
Pro forma net income	902	474	2,262	1,432
Earnings per share as reported
Basic	.52	.30	1.27	.83
Diluted	.48	.29	1.21	.82
Pro forma earnings per share
Basic	.50	.28	1.23	.80
Diluted	.47	.28	1.17	.78

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

Note 6 – Sale of Branch

The Company’s subsidiary, First Federal Bank, completed the sale of its Mt. Sterling, Illinois branch office to Beardstown Savings s.b. on September 26, 2003. The sale included the assumption of approximately $6.2 million in deposits at a 6.5% premium and miscellaneous other assets totaling approximately $106,000. A gain of $428,000 was recorded on the sale.

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

The following discussion compares the financial condition of First Federal Bancshares and its wholly owned subsidiary, First Federal, at September 30, 2003 to its financial condition at December 31, 2002 and the results of its operations for the three-month and nine-month periods ended September 30, 2003 to the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $312.4 million at September 30, 2003 and $316.4 million at December 31, 2002. During the nine months ended September 30, 2003, cash and cash equivalents decreased $24.5 million primarily due to the timing of called and purchased securities and the sale of the Mt. Sterling, Illinois branch office. Securities available-for-sale increased $56.5 million to $148.1 million at September 30, 2003 due to the Company’s reevaluation of the classification of the securities portfolio effective January 31, 2003. As a result of the acquisition of PFSB, changes in the structure of the balance sheet, and for asset/liability management purposes, management revised the Company’s policy to classify all securities as available-for-sale. The securities that were reclassified had a book value of $24.2 million and a fair value of $24.5 million as of that date. The reclassification of these securities resulted in a decrease in securities held-to-maturity of $24.5 million from December 31, 2002 to September 30, 2003. The remaining $32.1 million increase in securities available-for-sale was primarily a result of additional purchases funded through a decrease in cash and cash equivalents and principal repayments on loans. Loans decreased $17.3 million to $133.0 million at September 30, 2003 primarily as a result of portfolio loans refinancing into the Federal Home Loan Bank Mortgage Partnership Finance fixed rate program and also to other competitors due to the lower interest rate environment. The Company also had an amount due from broker at September 30, 2003 for securities that matured or were sold but not yet settled.

The allowance for loan losses was $980,000 at September 30, 2003 and $976,000 at December 31, 2002. There were no impaired loans at either date. The allowance for loan losses represented .73% of total loans and 61.25% of nonperforming loans at September 30, 2003 compared to .65% of total loans and 50.89% of nonperforming loans at December 31, 2002. Nonperforming assets totaled $1.8 million and $2.2 million at September 30, 2003 and December 31, 2002, respectively. The ratio of non-performing assets to total assets at September 30, 2003 was .56% compared to .69% at December 31, 2002.

Total liabilities at September 30, 2003 were $271.8 million compared to $269.4 million at December 31, 2002, an increase of $2.4 million. The increase in total liabilities was primarily due to a $4.0 million Federal Home Loan advance recorded in September 2003, partially offset by a decrease in customer deposits due to the sale of the Mt. Sterling, Illinois branch office.

Shareholders’ equity at September 30, 2003 was $40.6 million compared to $47.0 million at December 31, 2002, a decrease of $6.5 million. The decrease primarily reflects the repurchase of treasury stock totaling $7.3 million and a decrease in the fair value of securities available-for-sale, net of tax, of $1.8 million, offset by net income of $2.3 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Net income increased $428,000 to $925,000 for the quarter ended September 30, 2003 compared to the same period in 2002. The increase in net income was primarily a result of an increase in net interest income and an increase in non-interest income offset by increases in noninterest expense and the income tax provision.

Net interest income was $2.4 million for the quarter ended September 30, 2003 compared to $1.7 million for the same prior year period. The increase in net interest income was primarily a result of an increase in the net interest spread and the net interest margin to 2.73% and 3.02%, respectively, for the quarter ended September 30, 2003 from 2.42% and 2.89% for the same period in 2002 and an increase in volume of interest-earning assets and interest-bearing liabilities as a result of the acquisition of PFSB in the last quarter of 2002. The increase in the spread and the margin was due largely to the decrease in the cost of funds exceeding the decrease in the yield on interest-earning assets as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the continued decreasing interest rate environment. The average yield on interest-earning assets decreased to 4.93% for the quarter ended September 30, 2003 from 5.40% for the same quarter in 2002, while the average yield on interest-bearing liabilities decreased to 2.20% for the quarter ended September 30, 2003 from 2.98% for the same period in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 115.06% from 118.84% for the three-month periods, respectively.

The provision for loan losses was $60,000 for the quarter ended September 30, 2003 and zero for the quarter ended September 30, 2002. The increase in the provision for loan losses can be attributed to increased charge-offs of consumer loans, increased classified loans, and a shift in the composition of the loan portfolio during the three month period. The shift in the loan portfolio occurred due to a decrease in lower risk one-to-four-family mortgage loans, offset by an increase in commercial loans which are inherently higher risk in nature. On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at September 30, 2003, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of September 30, 2003 was maintained at a level that represents management’s best estimate of losses in the loan portfolio and such losses were both probable and reasonably estimatable.

Noninterest income was $953,000 for the three-month period ended September 30, 2003 compared to $130,000 for the same period in 2002. The increase in noninterest income was primarily a result of a $111,000 increase in loan origination and servicing fees related to increased loan originations in the FHLB Mortgage Partnership Finance program, a $223,000 increase in net gains on the sale of securities, and a $428,000 gain on the sale of the Mt. Sterling, Illinois branch office. The remainder of the increase in noninterest income was attributed to an increase of $18,000 in service charges, an increase of $16,000 in other fee income, and an increase of $27,000 in other income. The increases in service charges and fee income are primarily due to the acquisition of PFSB resulting in an increase in deposits and associated fee income. The decrease in deposits resulting from the sale of the Mt. Sterling branch on September 26, 2003 did not have an impact on fee income during this quarter.

Noninterest expense was $1.7 million and $1.0 million for the quarters ended September 30, 2003 and 2002. The increase in noninterest expense primarily reflects increased compensation and benefits expense of $399,000 associated with an increase in the number of employees as a result of the PFSB acquisition in November 2002, and an increase in employee benefits including health insurance premiums and retirement funds. Occupancy and equipment expense, data processing expense, advertising expense, professional fees, and other noninterest expenses also experienced increases during the period, primarily due to the acquisition.

The Company’s income tax expense increased $321,000 to $614,000 for the quarter ended September 30, 2003 compared to $293,000 during the same period in 2002. Income tax expense was approximately 40% and 37% of pretax income for 2003 and 2002. The increase in the effective tax rate was a result of increases in nondeductible expenses primarily related to the ESOP.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Net income increased $831,000 to $2.3 million for the nine months ended September 30, 2003 compared to the same period in 2002. The increase in net income was primarily a result of an increase in net interest income and an increase in non-interest income, offset by increases in noninterest expense and the income tax provision.

Net interest income was $6.6 million for the nine months ended September 30, 2003 compared to $5.2 million for the same period in 2002. The increase in net interest income was primarily a result of an increase in volume of interest-earning assets and interest-bearing liabilities as a result of the acquisition of PFSB in the last quarter of 2002. The increase in the volume of these interest-earning assets and interest-bearing liabilities during the nine months ended September 30, 2003 was offset by a decrease in the net interest margin to 2.83% from 2.92% for the same period in 2002. The net interest spread increased to 2.52% from 2.41% for the nine-month periods ended September 30, 2003, as the decrease in the cost of funds exceeded the decrease in the yield on interest-earning assets due to the continued declining interest rate environment. The average yield on interest-earning assets decreased 46 basis points to 5.00% for the nine months ended September 30, 2003 from 5.46% for the same period in 2002, while the average yield on interest-bearing liabilities decreased 57 basis points to 2.48% for the nine months ended September 30, 2003 from 3.05% for the same prior year period. The ratio of average interest-earning assets to average interest-bearing liabilities was 114.44% compared to 120.16% for the nine-month periods ended September 30, 2003 and September 30, 2002.

The provision for loan losses was $60,000 for the nine months ended September 30, 2003 and $7,000 for the same period in 2002. The increase in the provision for loan losses can be attributed to increased charge-offs of consumer loans increased classified loans, and a shift in the composition of the loan portfolio during the nine-month period. The shift in the loan portfolio was a result of decreases in lower risk one-to-four-family mortgage loans, offset by an increase in commercial loans, which are inherently higher risk in nature.

Noninterest income was $2.1 million for the nine-month period ended September 30, 2003 compared to $389,000 for the same period in 2002. The increase in noninterest income was primarily a result of a $317,000 increase in loan origination and servicing fees related to increased loan originations in the FHLB Mortgage Partnership Finance program, a $482,000 increase in net gains on the sale of securities, a $355,000 recovery from an impairment loss related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relationship to these certificates, and a $428,000 gain on the sale of the Mt. Sterling, Illinois branch office. Services charges increased $55,000 and other fee income increased $59,000. The increases in service charges and fee income are primarily due to the acquisition of PFSB resulting in an increase in deposits and associated fee income. The decrease in deposits resulting from the sale of the Mt. Sterling branch on September 26, 2003 did not have an impact on fee income during this period.

Noninterest expense was $4.9 million and $3.2 million for the nine-months ended September 30, 2003 and 2002. The increase in noninterest expense primarily reflects increased compensation and benefits expense of $972,000 associated with an increase in the number of employees as a result of the PFSB acquisition in November 2002, and an increase in employee benefits including health insurance premiums and retirement funds. Occupancy and equipment expense, data processing expense, advertising expense, professional fees and other noninterest expenses also experienced increases during the period, primarily due to the acquisition.

The Company’s income tax expense increased $576,000 to $1,481,000 for the nine-months ended September 30, 2003 compared to the same period in 2002. Income tax expense was approximately 39% and 38% of pretax income in 2003 and 2002.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2003, cash and cash equivalents totaled $18.6 million. At September 30, 2003, the Company had commitments to fund loans of $1.5 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $103.1 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of SFAS No. 5, 57, and 107 and Rescission of FIN 34. This Interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements in interim or annual reports for periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end. The application of this Interpretation did not have a material impact on the Company’s consolidated statement of financial condition or consolidated statement of income.

In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after December 15, 2003. The implementation of FIN 46 did not have an impact on the Company’s consolidated statement of financial condition or consolidated statement of income.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of September 30, 2003:

	ACTUAL		REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Core capital	$34,752	11.24%	$12,362	4.00%	$22,390	7.24%
(to adjusted total assets)
Risk-based capital	36,056	24.06	11,989	8.00	24,067	16.06
(to risk-weighted assets)

On August 20, 2003, the Board of Directors approved a stock repurchase plan to repurchase an additional 150,000 shares of the Company’s common stock. 149,489 shares have been repurchased through September 30, 2003 as part of this plan. An additional 90,461 shares were repurchased during 2003 under the prior repurchase program. On October 15, 2003, the Board of Directors approved a stock repurchase plan to repurchase 12% of outstanding shares, or 222,024 shares. No shares have been repurchased under this plan.

SUBSEQUENT EVENTS

During the quarter ended December 31, 2001, the Company recorded an impairment loss of $596,000 related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relationship to these certificates of deposit. The Company received a check in the amount of $355,000 during April 2003 as an initial distribution of receivership assets. This distribution represented 59.6% of the allowed claim. During September 2003, the Company received a letter indicating that a second distribution of receivership of assets is in progress. The Company expects to recover an additional $97,000 through this second distribution however, due to the uncertainty of the ultimate distribution, no additional amounts have been recorded in income.

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

Quantitative Aspects of Market Risk. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at June 30, 2003, the latest date for which information is available, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. The Company expects September’s net portfolio value to be similar to that of June 30, 2003 as shown below. All model outputs associated with the –300 and –200 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets

	Amount	$ Change	% Change	NPV Ratio	Basis Point Change

	(Dollars in thousands)
300	$30,926	(12,431)	(29)%	9.53%	(312) bp
200	35,210	(8,147)	(19)	10.65	(200) bp
100	39,457	(3,900)	(9)	11.71	(94) bp
Static	43,357	—	—	12.65	—
(100)	44,611	1,254	3	12.89	24 bp
(200)	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

ITEM 4: CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1 Rule 13a - 14(a)/15d - 14(a) Certification of the Chief Executive Officer.

31.2 Rule 13a - 14(a)/15d - 14(a) Certification of the Chief Financial Officer.

32.1 Section 1350 Certification of the Chief Executive Officer.

32.2 Section 1350 Certification of the Chief Financial Officer.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on September 29, 2003 announcing that it completed the sale of its Mt. Sterling, Illinois branch office to Beardstown Savings s.b. The press release was included as an exhibit to the Form 8-K.

The Company filed a Current Report on Form 8-K on August 27, 2003 announcing that it had completed its previously announced stock repurchase programs. The press release was included as an exhibit to the Form 8-K.

The Company furnished a Current Report on Form 8-K on August 6, 2003 announcing corrected diluted earnings per share for the six months ended June 30, 2003. The press release was included as an exhibit to the Form 8-K.

The Company furnished a Current Form on Form 8-K on July 30, 2003 announcing its financial results for the quarter ended June 30, 2003. The press release was included as an exhibit to the Form 8-K.

The Company filed a Current Form on Form 8-K on July 22, 2003 announcing its wholly-owned subsidiary, First Federal Bank, entered into an agreement to sell its Mt. Sterling, Illinois branch office to Beardstown Savings s.b. The press release was included as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.
Date: November 14, 2003	/s/ James J. Stebor James J. Stebor President and Chief Executive Officer
Date: November 14, 2003	/s/ Cathy D. Pendell Cathy D. Pendell Treasurer