Form 10-K
period 2003-12-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2004-03-30
CIK 1113107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

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

Common Stock, par value $0.01 per share
(Title of Class)

        Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes _____ No __X__

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant's most recently completed second quarter fiscal year end was $38,886,303 based upon the closing price of $23.75 per share as quoted on the Nasdaq National Market.

        The number of shares outstanding of the registrant’s common stock as of March 23, 2004 was 1,866,291.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Stockholders and of the Proxy Statement for the 2004 Annual Meeting
of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

        This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on First Federal Bancshares, Inc.‘s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

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

        First Federal operates as a community-oriented financial institution, specializing in the acceptance of retail deposits from the general public in the areas surrounding its eight full-service banking offices and using those funds, together with funds generated from operations and borrowings, to originate loans. The principal lending activity of First Federal is the origination of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property. First Federal also originates multi-family and commercial real estate loans, residential construction loans, commercial business loans and a variety of consumer loans. First Federal originates loans primarily for long-term investment purposes. First Federal also invests in mortgage-backed securities, securities issued by the U.S. Government and state and local governments, and other permissible investments. First Federal’s revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investments. First Federal’s primary sources of funds are deposits, principal and interest payments on loans and investments and advances from the Federal Home Loan Bank of Chicago.

Market Area

        First Federal conducts business from five banking offices in west central Illinois and three banking offices in northeast Missouri. First Federal’s primary deposit gathering and lending area is concentrated in the communities surrounding its eight banking offices and, to a lesser extent, in the surrounding counties.

        The market area served by First Federal is generally rural and has an agriculturally-based economy. Adams County, Illinois, which is home to the city of Quincy, is a regional population and employment center for west central Illinois and northeast Missouri. Quincy has a diverse employment base and serves as a center for education, healthcare and related services. As of June 30, 2003, First Federal held 5.95% of the deposits in Quincy which was the 7th largest share of deposits out of 11 institutions in the city.

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

	At December 31,								At February 29, 2000
	2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One- to four-family	$82,931	62.41%	$108,816	71.92%	$75,904	66.98%	$81,630	70.32%	$80,383	70.52%
Multi-family and
commercial	30,453	22.92	24,281	16.05	19,973	17.62	15,767	13.58	15,580	13.67
Construction	1,579	1.19	1,221	0.81	439	0.39	964	0.83	1,675	1.47

Total real estate loans	114,963	86.52	134,318	88.78	96,316	84.99	98,361	84.73	97,638	85.66
Commercial loans	7,191	5.41	6,136	4.06	5,684	5.02	5,281	4.55	3,885	3.41
Consumer and other loans:
Automobile	4,470	3.36	4,342	2.87	5,055	4.46	5,599	4.82	5,874	5.15
Home improvement	1,405	1.06	1,823	1.20	2,270	2.00	2,491	2.15	2,434	2.14
Share loans	1,231	0.93	1,279	0.84	931	0.82	1,004	0.87	783	0.68
Other	3,621	2.72	3,400	2.25	3,068	2.71	3,347	2.88	3,379	2.96

Total consumer and
other loans	10,727	8.07	10,844	7.16	11,324	9.99	12,441	10.72	12,470	10.93

Total loans	132,881	100.00%	151,298	100.00%	113,324	100.01	16,083	100.00%	113,993	100.00%

Less:
Unearned discounts	—		—		—		—		—
Deferred loan origination
fees and discounts	17		(53)		121		108		92
Allowance for loan losses	(963)		(976)		(534)		(572)		(483)

Total loans, net	$131,935		$150,269		$112,911		$115,619		$113,602

        The following table presents certain information at December 31, 2003 regarding the dollar amount of loans maturing in First Federal’s portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses. Construction loans are originated as construction/permanent. Therefore, some construction loans may have a term of longer then one year.

	At December 31, 2003

	One- to Four- Family	Multi- Family and Commercial Real Estate	Construction	Consumer	Commercial	Total Loans

	(In thousands)
Amounts due in:
One year or less	$8,895	$3,909	$1,512	$2,685	$3,464	$20,465
More than one year to three years	14,845	7,515	—	3,239	1,559	27,158
More than three years to five years	8,050	7,510	—	3,776	1,727	21,063
More than five years to 10 years	4,444	2,960	—	947	441	8,792
More than 10 years to 20 years	23,652	4,029	—	61	—	27,742
More than 20 years	23,045	4,530	67	19	—	27,661

Total amount due	$82,931	$30,453	$1,579	$10,727	$7,191	$132,881

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

        The following table presents the dollar amount of all loans due after December 31, 2004, which have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2004
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family	$25,800	$48,236	$74,036
Multi-family and commercial	18,571	7,973	26,544
Construction	—	67	67
Total real estate loans	44,371	56,276	100,647
Consumer loans	8,042	—	8,042
Commercial loans	2,814	913	3,727

Total loans	$55,227	$57,189	$112,416

        One- to Four-Family Real Estate Loans. Prior to 2002, First Federal’s residential mortgage loans were primarily structured as either one-year adjustable-rate mortgage loans or five-year balloon loans. In 2002, First Federal discontinued offering five-year balloon loans and began offering adjustable-rate mortgage loans that adjust annually after a five-year initial fixed period. During 2003, First Federal expanded its ARM products by adding adjustable rate mortgage loans that adjust annually after a three-year and seven-year initial fixed period. The loan fees charged, interest rates and other provisions of First Federal’s mortgage loans are determined by First Federal on the basis of its own pricing criteria and market conditions.

        First Federal’s adjustable-rate mortgage loans are based on an amortization schedule that ranges from 10 to 30 years. Interest rates and payments on First Federal’s adjustable-rate mortgage loans generally are adjusted annually after the initial term based on the weekly average yield on United States Treasury securities adjusted to a constant maturity. The maximum amount by which the interest rate may be increased or decreased on First Federal’s adjustable-rate mortgage loans is 2% per adjustment period and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan. First Federal qualifies the borrower based on the borrower’s ability to repay the loan based on the maximum interest rate at the first adjustment. The terms and conditions of the adjustable-rate mortgage loans offered by First Federal, including the index for interest rates, may vary from time to time.

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

        First Federal also offers 15-, 20- and 30-year fixed-rate mortgage loans through the Federal Home Loan Bank’s Mortgage Partnership Finance Program (the “MPF Program”). Through this program, mortgage loans are funded and owned by the Federal Home Loan Bank of Chicago and serviced by First Federal.

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

        Multi-family and Commercial Real Estate Loans. Most of the multi-family loans and commercial real estate loans originated by First Federal are five-year and three-year balloon loans with payments based on an amortization schedule of up to 20 years. Generally, the maximum loan-to-value ratio for a multi-family or commercial real estate loan is 75%. First Federal requires written appraisals prepared by an approved independent appraiser of all properties located in Quincy, Illinois securing multi-family or commercial real estate loans in amounts over $50,000 and all properties located in the remainder of First Federal’s market area securing multi-family or commercial real estate loans in amounts over $5,000. At December 31, 2003, First Federal’s commercial real estate loans were secured by a variety of properties, including retail and small office properties, farmland and churches.

        In addition, First Federal also purchases participation interests in multi-family and commercial real estate loans, which are generally adjustable-rate loans indexed to the prime rate with terms of up to 25 years.

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

        Residential Construction Loans. First Federal originates construction loans to professional builders and to individuals for the construction and acquisition of personal residences. Most of First Federal’s construction loans are made to individuals. First Federal’s construction loans generally provide for the payment of interest only during the construction phase, which is usually six months. In the case of loans to individuals, at the end of the construction phase, the borrower must refinance into a current mortgage product. Loans can be made with a maximum loan to value ratio of 80%.

        Before making a commitment to fund a construction loan, First Federal requires an appraisal of the property by a licensed appraiser. First Federal also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion.

        Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property’s value and the estimated cost of the property. If the estimate of construction cost proves to be inaccurate, First Federal may be required to advance funds beyond the amount originally committed to protect the value of the property. If the estimate of value upon completion proves to be inaccurate, First Federal may be confronted with a property whose value is insufficient to assure full repayment. First Federal has attempted to minimize the foregoing risks by, among other things, limiting its construction lending to residential properties, limiting loans to builders for speculative construction projects and by having all construction loans to individuals refinance into permanent mortgage loans at the end of the construction phase. It is also First Federal’s general policy to obtain regular financial statements and tax returns from builders so that it can monitor their financial strength and ability to repay.

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

        Unlike mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are larger in amount and of higher risk and typically are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. To manage these risks, First Federal performs a credit analysis for each commercial loan annually.

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

        Loans to One Borrower. The maximum amount that First Federal may lend to one borrower is limited by regulation. At December 31, 2003, First Federal’s regulatory limit on loans to one borrower was $4.2 million. At that date, First Federal’s largest amount of loans to one borrower, including the borrower’s related interests, was approximately $2.9 million and consisted of commercial real estate loans and commercial business loans located in First Federal’s market area. These loans were performing according to their original terms at December 31, 2003.

        Loan Originations, Purchases and Sales. First Federal’s lending activities are conducted by its employees operating through First Federal’s offices. First Federal relies on advertising, referrals from realtors and customers, and personal contact by First Federal’s staff to generate loan originations. First Federal does not use loan correspondents or other third-parties to originate loans and, in recent years, has not been an active purchaser of loans. In the past, First Federal purchased whole loans and participation interests in commercial and residential mortgage loans through a mortgage company in Colorado. First Federal has also participated in a small amount of loans through a group of institutions organized to lend to businesses in the Quincy, Illinois business district. In addition, First Federal also purchases participation interests in multi-family and commercial real estate loans, which are generally adjustable-rate loans indexed to the prime rate with terms of up to 25 years. Except for loans originated through the Federal Home Loan Bank’s Mortgage Partnership Finance Program, First Federal generally retains for its portfolio all of the loans that it originates.

        The following table presents total loans originated, purchased and repaid during the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Loans at beginning of period	$151,298	$113,324	$116,083
Originations:
Real estate:
One- to four-family	10,103	9,224	8,941
Multi-family and commercial	5,194	1,926	5,011
Construction	1,995	1,211	1,059

Total real estate loans	17,292	12,361	15,011
Consumer:
Home improvement	570	670	953
Automobile	3,345	2,296	3,344
Other	3,815	2,911	3,008

Total consumer loans	7,730	5,877	7,305
Commercial	6,284	4,951	4,833

Total loans originated	31,306	23,189	27,149
Loans acquired through acquisition of PFSB
Bancorp - gross	—	47,436	—
Loans purchased	7,137	2,584	742
Deduct:
Principal loan repayments and prepayments	56,358	34,889	30,223
Transfers to REO and repossessed assets	502	346	427

Sub-total	56,860	35,235	30,650
Net loan activity	(18,417)	37,974	(2,759)

Loans at end of period	$132,881	$151,298	$113,324

        Nonperforming Assets and Delinquencies. The following table presents information with respect to First Federal’s nonperforming assets at the dates indicated.

	At December 31,				At February 29, 2000
	2003	2002	2001	2000
	(Dollars in thousands)
Accruing loans past due 90 days or more:
One- to four-family real estate	$925	$1,709	$738	$806	$875
Multi-family and commercial real estate	24	86	50	87	—
Consumer	44	123	83	174	105
Commercial	—	—	—	—	—

Total	993	1,918	871	1,067	980
Non-accruing loans:
One- to four-family real estate	84	—	34	23	32
Multi-family and commercial real estate	62	—	—	—	—
Consumer	—	—	—	—	—
Commercial	14	—	—	—	—

Total	160	—	34	23	32
Real estate owned (REO)	149	—	195	—	48
Other repossessed assets	—	277	20	64	—

Total nonperforming assets	$1,302	$2,195	$1,120	$1,154	$1,060

Total nonperforming loans
as a percentage of total loans	0.87%	1.27%	0.80%	0.94%	0.89%
Total nonperforming assets
as a percentage of total assets	0.40%	0.69%	0.46%	0.49%	0.50%

        Interest income that would have been recorded for the year ended December 31, 2003 had nonaccruing loans been current according to their original terms amounted to $59,200. Interest related to these loans of $7,764 was included in interest income for the year ended December 31, 2003.

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

        The following tables sets forth the delinquencies in First Federal’s loan portfolio as of the dates indicated.

	At December 31,

	2003				2002

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Palance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family	46	$1,410	35	$1,009	46	$1,283	48	$1,709
Multi-family and commercial	3	48	3	86	—	—	3	86
Construction	—	—	—	—	—	—	—	—
Consumer loans:
Home improvement	5	20	3	20	3	18	7	35
Automobile	2	6	1	14	9	55	7	44
Other	6	48	4	10	5	12	6	44
Commercial loans	—	—	1	14	—	—	—	—

Total	62	$1,532	47	$1,153	63	$1,368	71	$1,918

Delinquent loans to total loans		1.15%		0.87%		0.90%		1.27%

	At December 31, 2001
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family	27	$926	28	$772
Multi-family and commercial	3	56	2	50
Construction	—	—	—	—
Consumer loans:
Home improvement	4	22	1	13
Automobile	5	42	9	49
Other	3	16	4	21
Commercial loans	—	—	—	—

Total	42	$1,062	44	$905

Delinquent loans to total loans		0.94%		0.80%

        Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges to expense. At December 31, 2003, First Federal had real estate owned in the amount of $149,000, consisting of single family homes.

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

        The following table presents classified assets at December 31, 2003.

	Loss		Doubtful		Substandard		Special Mention
	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family	$19	1	$—	—	$377	13	$214	8
Multi-family and commercial	—	—	—	—	62	1	22	1
Construction	—	—	—	—	—	—	—	—
Consumer loans:
Home improvement	—	—	—	—	20	3	—	—
Automobile	—	—	—	—	14	1	—	—
Share loans	—	—	—	—	—	—	—	—
Other	—	—	—	—	6	3	—	—
Commercial loans	—	—	—	—	—	—	—	—

Total	$19	1	$—	—	$479	21	$236	9

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

        At December 31, 2003, First Federal’s allowance for loan losses represented 0.72% of total loans and 83.52% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while First Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal’s loan portfolio, will not request First Federal to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal’s financial condition and results of operations.

        The following table presents an analysis of First Federal’s allowance for loan losses.

	Year Ended December 31,				Ten Months Ended December 31, 2000	Year Ended February 29, 2000
	2003	2002		2001

	(Dollars in thousands)
Allowance for loan losses,
beginning of period	$976	$534		$572	$483	$457
Charged-off loans:
One- to four-family real estate	(74)	—		—	—	—
Multi-family and commercial	(2)	—		—	—	—
Consumer	(113)	(25)		(178)	—	(93)

Total charged-off loans	(189)	(25)		(178)	—	(93)
Recoveries on loans previously charged off:
One- to four-family real estate	5	—		—	—	—
Multi-family and commercial	—	—		—	15	—
Consumer	81	88		37	3	—

Total recoveries	86	88		37	18	—

Net recoveries (charge-offs)	(103)	63		(141)	18	(93)
Allowance acquired	—	372		—	—	—

Provision for loan losses	90	7		103	71	119

Allowance for loan losses, end of period	$963	$976		$534	$572	$483

Allowance for loan losses to total loans	0.72%	0.65%		0.47%	0.49%	0.42%
Allowance for loan losses to nonperforming loans
and troubled debt restructurings	83.52	50.89		59.01	52.48	47.73
Recoveries to charge-offs	45.50	352.0	0	20.79	—	—
Net charge-offs to average loans outstanding	0.07	0.06		0.12	—	0.09

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

	At December 31,
	2003			2002			2001
	Amount	% of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Real estate	$621	64.49%	86.52%	$571	58.51%	88.78%	$220	41.20%	84.99%
Consumer	76	7.89	8.07	85	8.71	7.16	88	16.48	9.99
Commercial	86	8.93	5.41	196	20.08	4.06	99	11.98	5.02
Unallocated	180	18.69	—	124	12.70	—	127	30.34	—

Total allowance
for loan losses	$963	100.00%		$976	100.00%		$534	100.00%

	At December 31,
	2000			At February 29, 2000
	Amount	% of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Real estate	$195	34.09%	84.73%	$198	40.99%	85.66%
Consumer	156	27.27	10.72	163	33.75	10.93
Commercial	99	17.31	4.55	73	15.11	3.41
Unallocated	122	21.33	—	49	10.15	—

Total allowance
for loan losses	$572	100.00%		$483	100.00%

Investment Activities

        Under federal law, First Federal has authority to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Chicago and certificates of deposit of federally insured institutions. Within certain regulatory limits, First Federal also may invest a portion of its assets in corporate securities, including non-mortgage, asset-backed instruments. Savings institutions like First Federal are also required to maintain an investment in Federal Home Loan Bank of Chicago stock.

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

        First Federal’s investment portfolio grew in 2001, 2002 and 2003 due to the low interest rate environment. This low interest rate environment led to a higher demand for long-term, fixed-rate loans, and caused borrowers to refinance adjustable-rate mortgage loans. First Federal began offering fixed-rate loans in 2000 but still experienced numerous pay-offs due to extreme competition for these loans both locally and nationally. During 2003, First Federal originated $18.7 million of loans funded through the MPF Program. As market conditions permit, First Federal intends to use funds from the sale and maturity of securities to make new loans or retire debt.

        Generally accepted accounting principles require that securities be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. First Federal does not currently use or maintain a trading account. In 2003, First Federal reclassified all debt and equity securities classified as either “held to maturity” or “trading securities” as “available for sale.” Prior to 2003, debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

        At December 31, 2003, First Federal did not own any securities, other than disclosed in the following table, that had an aggregate book value in excess of 10% of First Federal’s retained earnings at that date.

        The following table presents the amortized cost and fair value of First Federal’s securities, by type of security, at the dates indicated.

	At December 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Securities:
Debt securities held-to-maturity:
Obligations of U.S. government agencies	—	—	$9,690	$9,772	$—	$—
Other securities	—	—	14,568	14,764	9,431	9,402

Total	—	—	24,258	24,536	9,431	9,402
Debt securities available-for-sale:
Obligations of U.S. Treasury and U.S.
government agencies	36,570	36,021	20,990	21,519	9,114	9,068
Other securities	29,288	29,630	17,198	17,432	23,443	23,406

Total	65,858	65,651	38,188	38,951	32,557	32,474
Equity securities available-for-sale:
FHLB stock	1,388	1,388	1,119	1,119	1,010	1,010
FHLMC stock	57	1,019	41	1,051	31	1,730
U.S. government mortgage securities fund	17,860	17,632	17,187	17,236	16,368	16,090
Adjustable rate mortgage securities fund	9,096	9,079	8,900	8,946	8,630	8,667
ULTRA Fund	1,002	1,003	—	—	—	—

Total equity securities available-for-sale	29,403	30,121	27,247	28,352	26,039	27,497

Total debt and equity securities	95,261	95,772	89,693	91,839	68,027	69,373
Mortgage-related securities:
Mortgage-related securities held-to-maturity:
FHLMC	—	—	141	154	388	411
FNMA	—	—	68	70	209	212
GNMA	—	—	4	4	8	8

Total mortgage-related securities
held-to-maturity	—	—	213	228	605	631
Mortgage-related securities available-for-sale:
FHLMC	20,360	20,452	12,700	13,238	16,869	16,757
FNMA	34,060	33,744	9,594	10,368	19,598	19,439
GNMA	8,342	8,360	620	653	908	939
Private CMO	1,992	2,009	—	—	—	—

Total mortgage-related securities
available-for-sale	64,754	64,565	22,914	24,259	37,375	37,135

Total mortgage-related securities	64,754	64,565	23,127	24,487	37,980	37,766
Net unrealized gains on
available-for-sale securities	322	—	3,213	—	1,135	—

Total securities	$160,337	$160,337	$116,033	$116,326	$107,142	$107,139

        The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of First Federal's debt securities and mortgage-related securities as of December 31, 2003.

	At December 31, 2003
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

	(Dollars in thousands)
Available-for-sale securities:
Debt securities:
Municipals securities(1)	$187	7.38%	$1,167	7.01%	$3,737	6.42%	$1,759	6.61%	$6,850	6.60%
Obligations of U.S.
Government agencies	—	—	10,889	3.76	25,132	4.55	—	—	36,021	4.31
Asset-backed securities	—	—	—	—	3,963	1.54	3,095	1.36	7,058	1.46
Corporate bond	8,058	2.95	3,696	3.70	—	—	3,968	4.20	15,722	3.44
Private CMO	—	—	—	—	—	—	2,009	3.57	2,009	3.57
Mortgage-related securities	1,575	1.37	4,395	3.45	16,860	3.75	39,726	4.50	62,556	4.15

Total securities at fair value	$9,820	2.78%	$20,147	3.87%	$49,692	4.18%	$50,557	4.18%	$130,216	4.03%

_________________

(1)	Weighted average yield for municipal securities is presented on a tax equivalent basis based on an assumed tax rate of 34%.

Deposit Activities and Other Sources of Funds

        General.    Deposits are the major external source of funds for First Federal’s lending and other investment activities. In addition, First Federal also generates funds internally from loan principal repayments and prepayments and maturing securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. First Federal may use borrowings from the Federal Home Loan Bank of Chicago to compensate for reductions in the availability of funds from other sources. Presently, First Federal has no other borrowing arrangements aside from the Federal Home Loan Bank of Chicago.

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

        First Federal believes it is competitive in the interest rates it offers on its deposit products. First Federal determines the rates paid based on a number of factors, including rates paid by competitors, First Federal’s need for funds and cost of funds, borrowing costs and movements of market interest rates. First Federal utilizes brokers to obtain deposits and at December 31, 2003 had $100,000 in brokered deposits.

        The following table indicates the amount of First Federal’s jumbo certificates of deposits by time remaining until maturity as of December 31, 2003. Jumbo certificates of deposits have principal balances of $100,000 or more.

Maturity Period	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$5,286	2.29%
Over three through six months	6,111	2.23
Over six through 12 months	8,017	2.45
Over 12 months	13,508	3.51

Total	$32,922	2.82

        The following table presents the deposit activity of First Federal for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Beginning balance	$263,834	$192,784	$184,878
Increase (decrease) before interest credited	2,364	1,058	(149)
Assumption of deposits at fair value	—	64,796	—
Interest credited	5,652	5,196	8,055
Net increase	8,016	71,050	7,906

Ending balance	$271,850	$263,834	$192,784

        The following table sets forth the balances and changes in dollar amounts in the various accounts offered by First Federal between the dates indicated.

	Year Ended December 31,
	2003			2002			2001
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)

	(Dollars in thousands)
Savings accounts	$33,910	12.47%	$2,055	$31,855	12.07%	$12,607	$19,248	9.98%	$1,609
Money market deposits	19,826	7.29	(2,777)	22,603	8.57	764	21,839	11.33	416
NOW accounts	23,635	8.70	110	23,525	8.92	6,338	17,187	8.92	(69)
Certificates maturing:
Within 1 year	112,262	41.29	(7,504)	119,766	45.40	33,165	86,601	44.92	(26,929)
After 1 year, but within 2 years	44,531	16.38	14,160	30,371	11.50	(915)	31,286	16.23	22,340
After 2 years, but within 5 years	33,674	12.39	1,682	31,992	12.13	18,525	13,467	6.98	10,026

Total certificates	190,467	70.06	8,338	182,129	69.03	50,775	131,354	68.13	5,437
Noninterest-bearing deposits	4,012	1.48	290	3,722	1.41	566	3,156	1.64	513

Total	$271,850	100.00%	$8,016	$263,834	100.00%	$71,050	$192,784	100.00%	$7,906

    Borrowings.   First Federal has the ability to use advances from the Federal Home Loan Bank of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Chicago functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Chicago, First Federal is required to own capital stock in the Federal Home Loan Bank of Chicago and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2003, First Federal had the ability to borrow a total of approximately $27.8 million from the Federal Home Loan Bank of Chicago.

        The following tables presents certain information regarding First Federal’s use of Federal Home Loan Bank of Chicago advances during the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$4,888	$3,934	$2,362
Maximum amount outstanding at any month-end
during the period	8,000	4,000	4,000
Balance outstanding at end of period	6,000	4,000	4,000
Weighted average interest rate during the period	3.42%	3.91%	5.38%
Weighted average interest rate at end of period	2.52	3.86	4.36

Subsidiary Activities

        First Federal Bancshares’ sole subsidiary is First Federal Bank. First Federal has one subsidiary, P S A Service Corporation which was acquired in connection with the acquisition of PFSB Bancorp, Inc. In 1981, Palmyra Savings formed P S A Service Corporation as a wholly owned subsidiary to sell mortgage life insurance to Palmyra Savings’ borrowers. P S A Service Corporation also offers safe deposit box services in First Federal’s Canton and Kahoka branch offices. Under Office of Thrift Supervision regulations, First Federal generally may invest up to 3% of its assets in service corporations, provided that at least one-half of investment in excess of 1% is used primarily for community, inner-city and community development projects.

Personnel

        As of December 31, 2003, First Federal had 75 full-time employees and 16 part-time employees, none of whom is represented by a collective bargaining unit. First Federal believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General

        As a savings and loan holding company, First Federal Bancshares is required by federal law to report to, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. First Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. First Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. First Federal must file reports with the Office of

Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test First Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on the Company, First Federal and their operations. Certain of the regulatory requirements applicable to First Federal and to First Federal Bancshares are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effects on First Federal and First Federal Bancshares.

Holding Company Regulation

        First Federal Bancshares is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as First Federal Bancshares was not generally restricted as to the types of business activities in which it may engage, provided that First Federal continued to be a qualified thrift lender. See “Federal Savings Institution Regulation — Qualified Thrift Lender Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach- Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the QTL Test. First Federal Bancshares does not qualify for the grandfather and is limited to such activities. Upon any non-supervisory acquisition by First Federal Bancshares of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, First Federal Bancshares would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the Office of Thrift Supervision has issued an interpretation concluding that the multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

        Acquisition of First Federal Bancshares.   Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. A change of control may occur, and prior notice is required, unless the acquisition of 10% or more of First Federal Bancshares’ outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of First Federal Bancshares. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

        Business Activities.   The activities of federal savings associations are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, certain lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

        The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2003, First Federal met each of its capital requirements.

        Prompt Corrective Regulatory Action.   The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specific timeframes for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        Insurance of Deposit Accounts. First Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.

        In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2003, FICO payments for Savings Association Insurance Fund members approximated 1.60 basis points of assessable deposits.

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

        Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities and, to a certain extent, education loans, credit card loans and small business loans) in at least 9 months out of each 12 month period.

        A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2003, First Federal met the qualified thrift lender test.

        Limitation on Capital Distributions.   Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like First Federal, it is a subsidiary of a holding company. In the event First Federal’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, First Federal’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

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

        The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by First Federal to its executive officer’s and directors in compliance with federal banking laws. Under such laws First Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Federal Home Loan Bank System

        First Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. First Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2003 of $3.88 million.

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

Federal Reserve System

        The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily negotiable order of withdrawal and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million; a 10% reserve ratio is applied above $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. First Federal complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Income Taxation

    General.   First Federal Bancshares and First Federal Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to First Federal Bancshares and First Federal Bank in the same manner as to other corporations with some exceptions, including particularly First Federal Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal Bank or First Federal Bancshares. First Federal Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 1997. For its 2003 tax year, First Federal’s maximum federal income tax rate was 34%.

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

State Taxation

        Illinois State Taxation.   First Federal Bancshares and First Federal Bank are required to file Illinois income tax returns and pay tax at an effective tax rate of 7.3% of Illinois taxable income apportioned to Illinois. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, the primary one of which is the exclusion of interest income on United States obligations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information regarding the executive officers and key employees of the Company and First Federal who are not also directors. The following individuals are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. Ages are as of March 1, 2004.

        Peggy L. Higgins has served as Assistant Treasurer of the Company and Treasurer of First Federal since 2000. Ms. Higgins has also served as Senior Vice President of First Federal since 1998. Prior to becoming Senior Vice President, Ms. Higgins served as a Vice President. She has been affiliated with First Federal since 1976. Age 50.

        Cathy D. Pendell has served as Treasurer of the Company since 2000 and Chief Financial Officer and Senior Vice President of First Federal since 2002 and 1998, respectively. She has been affiliated with First Federal since 1976. Ms. Pendell is a certified public accountant. Age 44.

        Millie R. Shields has served as Senior Vice President of First Federal since 1998 and as Secretary of the Company and First Federal since March 1, 2004. Prior to becoming Senior Vice President, Ms. Shields served as a Vice President. She has been affiliated with First Federal since 1978. Age 44.

        Mark A. Tyrpin joined First Federal in September 1999 as Vice President and head of the commercial loan department. From 1990 until joining First Federal, Mr. Tyrpin was with Bank of America (formerly, NationsBank), most recently with the title of Vice President/Commercial Loan Manager. Age 38.

ITEM 2.   PROPERTIES

Properties

        First Federal currently conducts its business through its main office located in Colchester, Illinois, and seven other full-service banking offices, all of which it owns.

Location	Year Acquired	Net Book Value of Property At December 31, 2003

		(In thousands)
109 East Depot Street
Colchester, Illinois 62326	1940	$50,718
2001 Maine Street
Quincy, Illinois 62301	1977	244,140
101 North 36th Street
Quincy, Illinois 62301	1988	1,241,368
430 West Jackson Street
Macomb, Illinois 61455	1984	378,771
190 East Hurst Street
Bushnell, Illinois 61422	1989	131,615

Location	Year Acquired	Net Book Value of Property At December 31, 2003

		(In thousands)
123 West Lafayette Street
Palmyra, Missouri 63461	2002	282,626
600 Washington Street
Canton, Missouri 63435	2002	254,894
180 S. Johnson Street	2002	431,073
Kahoka, Missouri 63445

ITEM 3.   LEGAL PROCEEDINGS

        First Federal Bancshares is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving First Federal Bank, such as claims to enforce liens, condemnation proceedings on properties in which First Federal Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to First Federal Bank’s business. First Federal Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, operations or cash flows of First Federal Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information regarding the market for First Federal Bancshares’ common equity and related stockholder matters is incorporated herein by reference to First Federal Bancshares’ 2004 Annual Report to Stockholders at “Investor and Corporate Information.”

ITEM 6.   SELECTED FINANCIAL DATA

        The information required by this item is incorporated herein by reference to the Section captioned “Selected Consolidated Financial Information” in the 2004 Annual Report to Stockholders.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to First Federal Bancshares’ 2004 Annual Report to Stockholders at “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Annual Report to Stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The information regarding financial statements is incorporated herein by reference to First Federal Bancshares’ 2004 Annual Report to Stockholders in the Consolidated Financial Statements and the Notes thereto.

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.   CONTROLS AND PROCEDURES

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

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information relating to the directors and officers of First Federal Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2004 Annual Meeting of Stockholders and to Part I, Item 1, “Description of Business — Executive Officers of the Registrant.”

        First Federal Bancshares has adopted a Code of Ethics and Business Conduct. See the Exhibits to this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

        The information regarding executive compensation is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDERS MATTERS

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2004 Annual Meeting of Stockholders.

Equity Compensation Plan Information as of December 31, 2003

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation	223,851(1)	$ 14.16	12,701
plans approved by
security holders

Equity compensation	—	—	—
plans not approved by
security holders

Total	223,851	$ 14.16	12,701

(1)    Includes 32,125 options that were assumed in connection with the acquisition of PFSB Bancorp, Inc., which have a weighted average exercise price of $8.52.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information relating to certain relationships and related transactions is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND EXPENSES

        The information relating to the principal accountant fees and expenses is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a)	(1) The following are filed as a part of this report by means of incorporation to First Federal Bancshares’ 2003 Annual Report to Stockholders:

•	Report of Independent Auditors

•	Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

•	Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Certificate of Incorporation of First Federal Bancshares, Inc.(1)
3.2	Bylaws of First Federal Bancshares, Inc.(2)
4.0	Specimen Stock Certificate of First Federal Bancshares, Inc.(1)
10.1	Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (3)
10.2	Employment Agreement between First Federal Bank and James J. Stebor (3)
10.3	First Federal Bank Supplemental Executive Retirement Plan (3)
10.4	First Federal Bank Employee Severance Compensation Plan (3)
10.5	First Federal Bancshares, Inc. 2001 Stock-Based Incentive Plan (4)
10.6	Non-Competition and Consulting Agreement by and between First Federal Bank and Eldon R. Mette(5)
10.7	PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan (6)
13.0	Portions of the Annual Report to Stockholders
14.1	Code of Ethics and Business Conduct (7)
21.0	List of Subsidiaries
23.0	Consent of Crowe Chizek and Company LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

_________________

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.
(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on March 28, 2002.
(3)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on November 14, 2000.
(4)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on August 13, 2001.

(5)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on April 11, 2003.
(6)	Incorporated by reference to PFSB Bancorp, Inc.‘s Registration Statement on Form S-8 (SEC No. 333-35020) filed on April 18, 2000.
(7)	Incorporated herein by reference from the Current Report on Form 8-K, as amended, filed on October 17, 2003.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on October 17, 2003, as amended on October 17, 2003, announcing that the Board of Directors had approved new Corporate Governance Guidelines and a Code of Ethics and Business Conduct, copies of which were included as exhibits to Form 8-K.

The Company furnished a Current Report on Form 8-K on October 29, 2003 announcing its financial results for the quarter ended September 30, 2003. The press release was included as an exhibit to Form 8-K.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.
Date: March 30 , 2004	By:	/s/ James J. Stebor

James J. Stebor President, Chief Executive Officer and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James J. Stebor	President, Chief Executive	March 30, 2004
Officer and Director
James J. Stebor	(principal executive officer)

/s/ Cathy D. Pendell	Treasurer	March 30, 2004
(principal financial and
Cathy D. Pendell	accounting officer)

/s/ Franklin M. Hartzell	Director	March 30, 2004

Franklin M. Hartzell

/s/ Stephan L. Roth	Director	March 30, 2004

Stephan L. Roth

/s/ Richard D. Stephens	Director	March 30, 2004

Richard D. Stephens

/s/ Murrel Hollis	Director	March 30, 2004

Murrel Hollis

/s/ Gerald L. Prunty	Director	March 30, 2004

Gerald L. Prunty

/s/ B. Bradford Billings	Director	March 30, 2004

B. Bradford Billings

/s/ Eldon R. Mette	Director	March 30, 2004

Eldon R. Mette