Form 10-K/A
period 2003-12-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2004-04-16
CIK 1113107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organiz

109 EAST DEPOT STREET, COLCHESTER, ILLINOIS                    62326
 (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (309) 776-3225

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----      -----

      Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).    Yes        No    X
                                             -----       -----

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant's most recently completed second quarter fiscal year end was $38,886,303 based upon the closing price of $23.75 as quoted on the Nasdaq National Market.

      The number of shares outstanding of the registrant's common stock as of March 23, 2004, was 1,866,291.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE 2003 ANNUAL REPORT TO STOCKHOLDERS ARE INCORPORATED BY
                REFERENCE IN PART III OF THIS AMENDED FORM 10-K.

                                      INDEX

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.................. 3
Item 11.  Executive Compensation.............................................. 5
Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................... 8
Item 13.  Certain Relationships and Related Transactions......................10

                                     Part IV

Item 14.  Principal Accountant Fees and Services............................. 11
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 11

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

      MANAGEMENT'S ABILITY TO PREDICT RESULTS OR THE EFFECT OF FUTURE PLANS OR STRATEGIES IS INHERENTLY UNCERTAIN. FACTORS WHICH COULD AFFECT ACTUAL RESULTS INCLUDE INTEREST RATE TRENDS, THE GENERAL ECONOMIC CLIMATE IN THE MARKET AREA IN WHICH FIRST FEDERAL BANCSHARES OPERATES, AS WELL AS NATIONWIDE, FIRST FEDERAL BANCSHARES' ABILITY TO CONTROL COSTS AND EXPENSES, COMPETITIVE PRODUCTS AND PRICING, LOAN DELINQUENCY RATES AND CHANGES IN FEDERAL AND STATE LEGISLATION AND REGULATION. THESE FACTORS SHOULD BE CONSIDERED IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. FIRST FEDERAL BANCSHARES ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

      FIRST FEDERAL BANCSHARES, INC. IS REFERRED TO HEREIN AS THE "COMPANY" OR "FIRST FEDERAL BANCSHARES" AND FIRST FEDERAL BANK, ITS WHOLLY-OWNED SUBSIDIARY, IS REFERRED TO HEREIN AS "FIRST FEDERAL" OR THE "BANK."


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the Board of Directors is provided below. Unless otherwise stated, each individual has held his current occupation for the last five years. The age indicated for each individual is as of December 31, 2003. The indicated period of service as a director includes the period of service as a director of First Federal.

THE FOLLOWING DIRECTORS HAVE TERMS ENDING IN 2004:

      DR. STEPHAN L. ROTH is a retired family physician. Age 78. Director since 1976.

      RICHARD D. STEPHENS is a retired attorney serving as Of Counsel to the law firm of Flack, McRaven & Stephens in Macomb, Illinois. Age 76. Director since 1966.

THE FOLLOWING DIRECTORS HAVE TERMS ENDING IN 2005:

      FRANKLIN M. HARTZELL is a partner in the law firm of Hartzell, Glidden, Tucker & Hartzell in Carthage, Illinois. Mr. Hartzell also serves as Director and Secretary of Pioneer Lumber Company, located in Dallas City, Illinois. Mr. Hartzell serves as Chairman of the Board of Directors of First Federal Bancshares. Age 80. Director since 1965.

      MURREL HOLLIS is a retired partner and the former president of Martin-Hollis Funeral Home in Bushnell, Illinois. Mr. Hollis is also the owner and operator of the Hollis Farm. Age 62. Director since 1992.

      ELDON R. METTE is the former President and Chief Executive Officer of PFSB Bancorp, Inc. and its savings bank subsidiary, Palmyra Savings, which were acquired by the Company in November 2002. Age 66. Director since 2002.

THE FOLLOWING DIRECTORS HAVE TERMS ENDING IN 2006:

      B. BRADFORD BILLINGS has served as the President and Chief Executive Officer of Blessing Corporate Services, a healthcare systems corporation in Quincy, Illinois since January 2001. Prior to January 2001, Mr. Billings served as the Senior Vice President and Chief Operating Officer of Blessing Hospital in Quincy, Illinois since 1981. Age 55. Director since 2002.

      GERALD L. PRUNTY served as President and Chief Executive Officer of First Federal Bank from 1969 until his retirement in 1994. Mr. Prunty serves as Chairman of the Board of Directors of First Federal. Age 75. Director since 1967.

      JAMES J. STEBOR has served as President and Chief Executive Officer of the Company since April 2000 and as President of First Federal since 1994. Mr. Stebor has been employed by First Federal since 1977. Age 54. Director since 1990.

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

AUDIT COMMITTEE

      The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee, consisting of Gerald L. Prunty (Chairman), B. Bradford Billings and Murrel Hollis, meets periodically with the Company's independent auditors and management to review accounting, auditing, internal control structure and financial reporting matters. The Board of Directors has determined that Gerald L. Prunty is an audit committee financial expert under the rules of the Securities and Exchange Commission and that all of the members of the audit committee are independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

CODE OF ETHICS

      First Federal Bancshares has adopted a Code of Ethics and Business Conduct. See the Exhibits to this Annual Report on Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

             Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

      Based solely on the Company's review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in First Federal Bancshares common stock during the year ended December 31, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

     The following information is furnished for Mr. Stebor. No other executive officer of First Federal Bancshares or First Federal received a salary and bonus of $100,000 or more during the year ended December 31, 2003.

                                                                                 LONG-TERM
                                             ANNUAL COMPENSATION(1)         COMPENSATION AWARDS
                                        -------------------------------- --------------------------
                                                                          RESTRICTED   SECURITIES
NAME AND                                                                    STOCK      UNDERLYING      ALL OTHER
POSITION                                   YEAR      SALARY(2)   BONUS    AWARDS(3)      OPTIONS     COMPENSATION
-------------------                     ----------- ----------- -------- ------------ ------------- ---------------
James J. Stebor.........................  2003        $162,025   $1,500    $     --         --          $76,349(4)
  President and Chief Executive Officer   2002         149,700    1,500          --         --           44,071
                                          2001         142,350    1,500     270,894     44,850           34,908

---------------------------------
(1) Does not include the aggregate amount of perquisites and other personal benefits, which was less than $50,000 or 10% of the total annual salary and bonus reported.
(2) Includes board of directors and board committee fees.
(3) The dollar amount set forth in the table represents the market value of 17,940 shares on the date of grant. The restricted stock award vests in five equal annual installments commencing on October 10, 2002. As of December 31, 2003, the market value of the unvested shares of restricted stock held by Mr. Stebor was $378,892. Dividends, if any, are paid on the restricted stock.
(4) For 2003, consists of the value of stock allocation under the employee stock ownership plan.

    The following table provides for Mr. Stebor information regarding the exercise of options during the year ended December 31, 2003 and unexercised stock options as of December 31, 2003.

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                               OPTIONS/SARS            IN-THE-MONEY OPTIONS/SARS
                                SHARES                      AT FISCAL YEAR-END             AT FISCAL YEAR-END(1)
                              ACQUIRED ON    VALUE     ----------------------------    ----------------------------
  NAME                         EXERCISE     REALIZED    EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
---------                    -----------   ----------  -------------  -------------    -----------    -------------

James J. Stebor............     2,000       $32,820       15,940         26,910          $320,394        $540,891

---------------------------------
(1) Value of unexercised in-the-money stock options equals the market value of shares covered by in-the-money options on December 31, 2003 ($35.20 per share) less the option exercise price ($15.10 per share). Options are in-the-money if the market value of shares covered by the options is greater than the exercise price.

EMPLOYMENT AGREEMENTS

      EMPLOYMENT AGREEMENTS. First Federal and First Federal Bancshares each have entered into employment agreements with Mr. Stebor. The employment agreements provide for a three-year term. The term of the First Federal Bancshares employment agreement extends on a daily basis until written notice of non-renewal is given by the Board of Directors or Mr. Stebor. The term of the First Federal employment agreement is renewable on an annual basis. The employment agreements provide for a base salary of $110,000, subject to increase. In addition to the base salary, the employment agreements provide for, among other things, participation in stock and employee benefits plans and fringe benefits applicable to executive personnel. The employment agreements provide for termination by First Federal or First Federal Bancshares for cause, as defined in the employment agreements, at any time. If First Federal or First Federal Bancshares chooses to terminate Mr. Stebor's employment for reasons other than for cause, or if Mr. Stebor resigns from First Federal or First Federal Bancshares after specified circumstances that would constitute constructive termination, Mr. Stebor or, if Mr. Stebor dies, his beneficiary, would be entitled to receive an amount equal to the benefit plan base salary payments that would have been paid to Mr. Stebor for the remaining term of the employment agreement and the contributions that would have been made on Mr. Stebor's behalf to any employee benefit plans of First Federal and First Federal Bancshares during the remaining term of the employment agreement. First Federal and First Federal Bancshares also would continue to pay for Mr. Stebor's health and welfare benefit plan coverage for the remaining term of the employment agreement. Upon termination of Mr. Stebor's employment for reasons other than cause or a change in control, Mr. Stebor must adhere to a one-year non-competition agreement.

      Under the employment agreements, if, following a change in control of First Federal or First Federal Bancshares, Mr. Stebor's employment is involuntarily terminated or if Mr. Stebor voluntarily terminates his employment in connection with circumstances specified in the agreement, then Mr. Stebor or, if Mr. Stebor dies, his beneficiary, would be entitled to a severance payment equal to the greater of the payments and benefits that would have been paid for the remaining term of the agreement or three times the average of Mr. Stebor's five preceding taxable years' annual compensation. First Federal and First Federal Bancshares also would continue Mr. Stebor's health and welfare benefits coverage for thirty-six months. Even though both employment agreements provide for a severance payment if a change in control occurs, Mr. Stebor would not receive duplicate payments or benefits under the agreements. Under applicable law, an excise tax would be triggered by change in control-related payments that equal or exceed three times Mr. Stebor's average annual taxable compensation over the five years preceding the change in control. The excise tax would equal 20% of the amount of the payment in excess of one times Mr. Stebor's average taxable compensation over the preceding five-year period. In the event that payments related to a change in control of First Federal Bancshares are subject to this excise tax, First Federal Bancshares will provide Mr. Stebor with an additional amount sufficient to enable Mr. Stebor to retain the full value of his change in control benefits as if the excise tax had not applied.

      First Federal Bancshares guarantees the payments to Mr. Stebor under First Federal's employment agreement if they are not paid by First Federal. First Federal Bancshares also will make all payments due under the First Federal Bancshares' employment agreement. First Federal or First Federal Bancshares will pay or reimburse all reasonable costs and legal fees incurred by Mr. Stebor under any dispute or question of interpretation relating to the employment agreements, if Mr. Stebor is successful on the merits in a legal judgment, arbitration or settlement. The employment agreements also provide that First Federal and First Federal Bancshares will indemnify Mr. Stebor to the fullest extent legally allowable for all expenses and liabilities he may incur in connection with any suit or proceeding in which he may be involved by reason of his having been a director or officer of First Federal Bancshares or First Federal.

      SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. First Federal maintains a supplemental executive retirement plan to provide for supplemental retirement benefits with respect to the employee stock ownership plan. The plan provides benefits to eligible individuals (those designated by the Board of Directors of First Federal or its affiliates) that cannot be provided under the employee stock ownership plan as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the employee stock ownership plan but for such limitations. In addition to providing for benefits lost under tax-qualified plans as a result of limitations imposed by the Internal Revenue Code, the plan also provides supplemental benefits to designated individuals upon a change of control before the complete scheduled repayment of the employee stock ownership plan loan. Generally, upon such an event, the supplemental executive retirement plan provides the individual with a benefit equal to what the individual would have received under the employee stock ownership plan and the supplemental plan had he or she remained employed throughout the term of the employee stock ownership plan loan less the benefits actually provided under the plans on behalf of the individual. An individual's benefits under the supplemental executive retirement plan generally become payable upon the change in control of First Federal or First Federal Bancshares. The Board of Directors has designated Mr. Stebor as a participant in the supplemental executive retirement plan.

RETIREMENT PLAN

      First Federal is a participant in the Financial Institutions Retirement Fund, a multi-employer, non-contributory defined benefit retirement plan. The following table indicates the annual retirement benefits that would be payable upon retirement at age 65 to a participant electing to receive his or her retirement benefit in the standard form of benefit, assuming various specified levels of compensation and various specified years of credited service. Under the Internal Revenue Code, maximum annual benefits under the pension plan are presently limited to $160,000 per year and annual compensation for calculation purposes is limited to $200,000 per year for the 2003 calendar year.



 HIGHEST FIVE YEAR
    AVERAGE                              YEARS OF SERVICE
  COMPENSATION         -------------------------------------------------------
------------------        15         20          25         30         35+
                       ---------  ---------   ---------  ---------  ----------
    $ 75,000            $22,500    $30,000     $37,500    $45,000     $52,500
     100,000             30,000     40,000      50,000     60,000      70,000
     125,000             37,500     50,000      62,500     75,000      87,500
     150,000             45,000     60,000      75,000     90,000     105,000
     175,000             52,500     70,000      87,500    105,000     122,500
     200,000             60,000     80,000     100,000    120,000     140,000
     250,000             75,000    100,000     125,000    150,000     175,000
     300,000             90,000    120,000     150,000    180,000     210,000
     350,000            105,000    140,000     175,000    210,000     245,000

      The retirement plan provides for monthly payments to, or on behalf of, each covered employee. All full-time employees are eligible to participate in the retirement plan after completion of one year of service to First Federal and the attainment of age 21. To obtain one year of service, an employee must complete at least 1,000 hours of service in 12 consecutive months. Benefits are based upon benefit service and salary excluding bonuses, fees, etc. Employees become vested following five years of service. As of December 31, 2003, Mr. Stebor had 26 years of credited service under the retirement plan.

      The normal retirement age is 65 and the early retirement age is before age 65, but after age 45. Normal retirement benefits are equal to 2% multiplied by the years of service to First Federal and by the employee's average base salary for the five highest consecutive years preceding retirement. If an employee elects early retirement, but defers the receipt of benefits until age 65, the formula for computation of early retirement benefits is the same as if the employee had retired at the normal retirement age. However, if the employee elects early retirement benefits payable under the retirement plan, the benefits are equal to the benefits payable assuming retirement at age 65 reduced by applying an early retirement factor based on age and vesting service when payments begin. Payment may also be deferred to any time up to age 70, in which case the retirement allowance payable at age 65 will be increased by 0.8% for each month of deferment after age 65. The maximum increase allowable is 48%. Under the retirement plan, First Federal makes annual contributions computed on an actuarial basis to fund the benefits.

      Upon retirement, the regular form of benefit under the retirement plan is an annuity payable in equal monthly installments for the life of the employee. Optional annuity or lump sum benefit forms may also be elected by the employee. Benefits under the retirement plan are not integrated with social security.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Mr. Prunty, who serves on the Compensation Committee, is the former President and Chief Executive Officer of First Federal.

DIRECTORS' COMPENSATION

      DIRECTORS' FEES. First Federal pays a fee of $700 to each of its directors for attendance at each regular board meeting. First Federal Bancshares pays a fee of $200 to each member of its Board of Directors for each meeting attended. In addition, First Federal Bancshares pays a fee of $50 to each member of the Audit Committee for each committee meeting attended. In addition to the per meeting fees, the Chairman of the Board of First Federal Bancshares receives an annual retainer of $5,000.

      AGREEMENT WITH ELDON R. METTE. In connection with the Company's acquisition of PFSB Bancorp, Inc. and Palmyra Savings, the Company entered into a consulting and non-competition agreement with Mr. Mette. Under this agreement, Mr. Mette advised the Company with respect to deposit and lending activities in PFSB Bancorp's market area, as well as maintained and developed customer relationships. The agreement had a one-year term, which expired on November 22, 2003, and provided for monthly payments to Mr. Mette of $5,835 for his services as a consultant and in consideration of being subject to the non-competition requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

      The following table provides information as of April 5, 2004 about the persons known to First Federal Bancshares to be the beneficial owners of more than 5% of the Company's outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.



                                                                  PERCENT OF
                                                 NUMBER OF       COMMON STOCK
NAME AND ADDRESS                                SHARES OWNED      OUTSTANDING
-------------------                           ----------------  ---------------

Wellington Management Company, LLP...........     201,000(1)        10.5%
75 State Street
Boston, Massachusetts 02109

First Federal Bank...........................     177,507(2)        9.5%
Employee Stock Ownership Plan
109 East Depot Street
Colchester, Illinois  62326

Endicott Management Company..................     177,700(3)        9.5%
237 Park Avenue
Suite 801
New York, New York 10017

First Financial Fund, Inc....................     170,000(4)        9.1%
Gateway Center Three
100 Mulberry Street
Newark, New Jersey

Lawrence B. Seidman..........................     130,500(5)        7.0%
100 Misty Lane
Parsippany, New Jersey 07054
----------------------
(1) Based on a Schedule 13G/A filed February 12, 2004. According to this filing, Wellington Management Company, LLP has no voting power over these shares and shares dispositive power over these shares with its advisory clients.
(2) As of April 5, 2004, 56,412 shares had been allocated to participants in the ESOP. The trustee of the ESOP is First Bankers Trust Company, N.A.
(3) Based on information in a Schedule 13G/A filed on February 14, 2003. Endicott Partners, L.P., Endicott Partners II, L.P., Endicott Offshore Investors, Ltd., W.R. Endicott, L.L.C., W.R. Endicott II, L.L.C., Endicott Management Company, Wayne K. Goldstein and Robert I. Usdan are deemed to be beneficial owners of 48,300, 60,450, 51,400, 48,300, 60,450, 68,950,
     177,700 and 177,700 shares, respectively.
(4) Based on a Schedule 13G/A filed February 14, 2003. According to this filing, First Financial Fund, Inc. has sole voting power and shared dispositive power with respect to these shares. These shares are also shown as beneficially owned by Wellington Management Company, LLP, which shares dispositive power over these shares.
(5) Based on information contained in a Schedule 13D/A filed on January 27, 2004. Seidman and Associates, L.L.C.; Seidman Investment Partnership, L.P.; Seidman Investment Partnership II, L.P.; Kerrimatt, L.P.; Federal Holdings, L.L.C.; Lawrence B. Seidman; Dennis Pollack; Pollack Investment Partnership, L.P., David L. Jansen and Mark Sill are deemed to be beneficial owners of 41,464, 40,034, 9,655, 9,172, 9,413, 126,500, 3,000,
     10,137, 500 and 500 of these shares, respectively. Lawrence B. Seidman has no beneficial nor pecuniary interest in the shares owned by Dennis Pollack, Pollack Investment Partnership, L.P., David L. Jansen or Mark Sill.

      The following table provides information as of April 5, 2004 about the shares of First Federal Bancshares common stock that may be considered to be beneficially owned by each director, each nominee for director and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.


                                                                            OPTIONS           PERCENT OF
                                                        NUMBER OF         EXERCISABLE        COMMON STOCK
NAME                                                  SHARES OWNED      WITHIN 60 DAYS      OUTSTANDING(1)
-------                                             -----------------  -----------------   -----------------
B. Bradford Billings..............................         1,600(2)              600                 *%
Franklin M. Hartzell..............................        23,385(3)            3,086               1.4%
Murrel Hollis.....................................        21,835(4)            1,986               1.3%
Eldon R. Mette....................................        13,793               4,104                 *%
Gerald L. Prunty..................................        21,485(5)            2,486               1.2%
Dr. Stephan L. Roth...............................        23,728(6)              343               1.3%
James J. Stebor...................................        32,003(7)           15,940               2.5%
Richard D. Stephens...............................        21,728(8)            2,243               1.3%
All directors and executive officers
   as a group (12 persons)........................       228,973              59,834              15.0%

--------------------------
*Does not exceed 1.0% of the Company's voting securities.
(1)Based on 1,866,291 shares of Company common stock outstanding and entitled to vote as of April 5, 2004, plus the number of shares that may be acquired within 60 days by each individual (or group of individuals) by exercising stock options.
(2)Includes 900 shares held by Mr. Billings' spouse.
(3)Includes 2,500 shares held by Mr. Hartzell's spouse. Also includes
   2,691 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for which Mr. Hartzell has voting power but not investment power.
(4)Includes 3,750 shares held by Mr. Hollis's spouse. Also includes 2,691 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for which Mr. Hollis has voting power but not investment power.
(5)Includes 4,550 shares held in trust by Mr. Prunty's spouse. Also includes 2,691 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for which Mr. Prunty has voting power but not investment power.
(6)Includes 6,000 shares held in trust by Dr. Roth's spouse. Also includes 2,691 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for which Dr. Roth has voting power but not investment power.
(7)Includes 100 shares held by Mr. Stebor as custodian for his daughter and 6,963 shares allocated to Mr. Stebor's account under the ESOP as to which he has voting but not dispositive power. Also includes 10,764 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for which Mr. Stebor has voting power but not investment power.
(8)Includes 2,691 unvested shares awarded under the Company's 2001 Stock-Based Incentive Plan for which Mr. Stephens has voting power but not investment power.


EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2003

--------------------------------------------------------------------------------------------------------------
PLAN CATEGORY          NUMBER OF SECURITIES          WEIGHTED-AVERAGE              NUMBER OF SECURITIES
                       TO BE ISSUED UPON             EXERCISE PRICE OF             REMAINING AVAILABLE FOR
                       EXERCISE                      OUTSTANDING OPTIONS,          FUTURE ISSUANCE UNDER
                       OF OUTSTANDING OPTIONS,       WARRANTS AND RIGHTS           EQUITY COMPENSATION
                       WARRANTS AND RIGHTS                                         PLANS (EXCLUDING
                                                                                   SECURITIES REFLECTED IN
                                                                                   COLUMN (A))
                       (A)                           (B)                           (C)

--------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION          223,851(1)                    $14.16                         12,701
PLANS APPROVED BY
SECURITY HOLDERS
--------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION
PLANS NOT APPROVED BY           -                             -                             -
SECURITY HOLDERS
--------------------------------------------------------------------------------------------------------------
TOTAL                        223,851                       $14.16                         12,701
--------------------------------------------------------------------------------------------------------------

(1) Includes 32,125 options that were assumed in connection with the acquisition of PFSB Bancorp, Inc., which have a weighted average exercise price of $8.52.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by First Federal to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee, and must not involve more than the normal risk of repayment or present other unfavorable features. First Federal currently makes new loans and extensions of credit to First Federal's executive officers, directors and employees at different rates than those offered to the general public; however, First Federal does not give preference to any director or officer over any other employee, and such loans do not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of First Federal's capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the Board of Directors.

                                     PART IV

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND EXPENSES

   The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2003 and 2002 by Crowe Chizek and Company LLC:


                                                       2003           2002
                                                     --------       ---------

       Audit fees..................................  $40,200         $36,300
       Audit-related fees(1).......................   49,385          32,675
       Tax fees(2).................................   15,300          22,275
       All other fees..............................        -               -
      ---------------------------------------------
      (1) Includes fees for assistance with securities filings other than periodic reports, services related to the acquisition of PFSB Bancorp, Inc. and other services.
      (2) Consists of tax filing and tax related compliance and other advisory services.

PRE-APPROVAL OF SERVICES BY THE INDEPENDENT AUDITOR

      The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company's independent auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. The Audit Committee has approved all services provided by Crowe Chizek and Company LLC.

      Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its external auditor.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

      (a)(1)The following are filed as a part of this report by means of incorporation to First Federal Bancshares' 2003 Annual Report to
            Stockholders:

                o Report of Independent Auditors

                o Consolidated Statements of Financial Condition as of December
                  31, 2003 and 2002

                o Consolidated Statements of Income for the Years Ended December
                  31, 2003, 2002 and 2001

                o Consolidated Statements of Changes in Shareholders' Equity for
                  the Years Ended December 31, 2003, 2002 and 2001

                o Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2003, 2002 and 2001

                o Notes to Consolidated Financial Statements

            (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

            (3)   Exhibits

                  3.1 Certificate of Incorporation of First Federal Bancshares, Inc.(1)
                  3.2    Bylaws of First Federal Bancshares, Inc.(2)
                  4.0 Specimen Stock Certificate of First Federal Bancshares, Inc.(1)
                  10.1 Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (3)
                  10.2 Employment Agreement between First Federal Bank and James J. Stebor (3)
                  10.3 First Federal Bank Supplemental Executive Retirement Plan (3)
                  10.4   First Federal Bank Employee Severance Compensation
                         Plan (3)
                  10.5 First Federal Bancshares, Inc. 2001 Stock-Based Incentive Plan (4)
                  10.6 Non-Competition and Consulting Agreement by and between First Federal Bank and Eldon R. Mette (5)
                  10.7   PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan (6)
                  13.0   Portions of the Annual Report to Stockholders (7)
                  14.1   Code of Ethics and Business Conduct (8)
                  21.0   List of Subsidiaries (7)
                  23.0   Consent of Crowe Chizek and Company LLC (7)
                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                  32.0 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (7)


                  --------------------
                  (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.
                  (2) Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on March 28, 2002.
                  (3) Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on November 14, 2000.
                  (4) Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on August 13, 2001.
                  (5) Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on April 11, 2003.
                  (6) Incorporated by reference to PFSB Bancorp, Inc.'s Registration Statement on Form S-8 (SEC No. 333-35020) filed on April 18, 2000.
                  (7) Incorporated by reference from the Annual Report on Form 10-K filed on March 30, 2004.
                  (8) Incorporated herein by reference from the Current Report on Form 8-K, as amended, filed on October 17, 2003.

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

                                      FIRST FEDERAL BANCSHARES, INC.


Date: April 16, 2004                  By: /s/ James J. Stebor
                                          -----------------------------------
                                          James J. Stebor
                                          President, Chief Executive Officer
                                            and Director