Form 10-Q
period 2004-03-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2004-05-17
CIK 1113107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 0-30753

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

As of May 13, 2004 the Registrant had outstanding 1,866,291 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Financial Condition
(in thousands of dollars, except share and per share data)
(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$33,216	$29,124
Time deposits in other financial institutions	295	295
Securities available-for-sale	162,968	160,337
Loans receivable, net	128,893	131,935
Real estate owned, net	142	149
Premises and equipment	3,557	3,535
Accrued interest receivable	1,536	1,489
Goodwill	1,340	1,340
Core deposits and other intangibles	278	288
Other assets	640	238

TOTAL ASSETS	$332,865	$328,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$275,326	$271,850
Advances from borrowers for taxes and insurance	263	137
Federal Home Loan Bank advances	6,000	6,000
Accrued interest payable	474	484
Other liabilities	691	8,866
Subordinated debt	7,217	—

Total liabilities	289,971	287,337
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized;
2,242,500 shares issued	22	22
Additional paid-in capital	22,872	22,852
Unearned ESOP shares	(1,166)	(1,211)
Unearned stock awards	(677)	(745)
Treasury stock (March 31 - 376,209 shares,	(9,592)	(9,902)
December 31 - 388,313)
Retained earnings	30,555	30,180
Accumulated other comprehensive income	880	197

Total shareholders’ equity	42,894	41,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$332,865	$328,730

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
(in thousands of dollars, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income
Loans	$2,072	$2,628
Securities	1,468	1,337
Other interest income	49	67

Total interest income	3,589	4,032
Interest expense
Deposits	1,408	1,776
Federal Home Loan Bank advances	38	39

Total interest expense	1,446	1,815

Net interest income	2,143	2,217
Provision for loan losses	—	—

Net interest income after provision for loan losses	2,143	2,217
Noninterest income
Service charges	12	47
Loan origination and servicing fees	59	111
Other fee income	79	48
Net gain on sale of securities	380	65
Recovery of impairment loss	25	—
Other income	15	38

Total noninterest income	570	309
Noninterest expense
Compensation and benefits	1,032	857
Occupancy and equipment	140	143
Data processing	166	187
Federal insurance premiums	29	33
Advertising	39	42
Professional fees	93	79
Other noninterest expenses	228	193

Total noninterest expense	1,727	1,534

Income before income taxes	986	992
Provision for income taxes	418	375

Net income	$568	$617

Earnings per share
Basic	$.34	$.33
Diluted	$.31	$.32
Weighted average shares	1,691,921	1,859,419
Comprehensive income	$1,251	$605

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
Three months ended March 31, 2003 and 2004
(in thousands of dollars, except share data)
(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income	Total Stock- holders’ Equity
Balance at December 31, 2002	$22	$22,629	$(1,390)	$(1,016)	$(3,272)	$28,090	$1,968	$47,031
Options exercised (4,534 shares)	—	(39)	—	—	81	—	—	42
ESOP shares earned	—	46	44	—	—	—	—	90
Stock awards earned	—	—	—	68	—	—	—	68
Dividends declared ($.08 per share)	—	—	—	—	—	(154)	—	(154)
Comprehensive income
Net income	—	—	—	—	—	617	—	617
Change in fair value of securities classified
as available-for-sale, net of reclassification
and tax effects	—	—	—	—	—	—	(12)	(12)

Total comprehensive income								605

Balance at March 31, 2003	$22	$22,636	$(1,346)	$(948)	$(3,191)	$28,553	$1,956	$47,682

Balance at December 31, 2003	$22	$22,852	$(1,211)	$(745)	$(9,902)	$30,180	$197	$41,393
Options exercised (12,104 shares)	—	(88)	—	—	310	—	—	222
ESOP shares earned	—	108	45	—	—	—	—	153
Stock awards earned	—	—	—	68	—	—	—	68
Dividends declared ($.11 per share)	—	—	—	—	—	(193)	—	(193)
Comprehensive income
Net income	—	—	—	—	—	568	—	568
Change in fair value of securities classified
as available-for-sale, net of reclassification
and tax effects	—	—	—	—	—	—	683	683

Total comprehensive income								1,251

Balance at March 31, 2004	$22	$22,872	$(1,166)	$(677)	$(9,592)	$30,555	$880	$42,894

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$568	$617
Adjustments to reconcile net income to net cash provided by
operating activities
Provision for depreciation	65	53
Loss (gain) on sale of real estate owned	(7)	5
Net amortization of premiums and discounts	62	11
ESOP compensation expense	153	90
Stock award compensation expense	68	68
Amortization of intangible assets	10	10
Provision for loan losses	—	—
Dividend reinvestments	(250)	(233)
Federal Home Loan Bank stock dividends	(23)	(31)
Gain on sale of securities	(380)	(65)
Net changes in
Accrued interest receivable and other assets	(437)	(425)
Deferred loan costs	164	(36)
Accrued interest payable and other liabilities	383	(232)

Net cash provided from operating activities	376	(168)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(37,120)	(29,940)
Purchase of securities held-to-maturity	—	(2,000)
Principal paydowns on mortgage-backed securities	3,731	3,247
Redemption of Federal Home Loan Bank stock	20	—
Proceeds from maturities of securities	5,175	16,200
Proceeds from sale of securities available-for-sale	18,269	2,089
Purchase of loans	(428)	(1,021)
Net decrease in loans receivable	3,242	10,790
Proceeds from sale of real estate owned	78	165
Purchase of property and equipment	(87)	(299)

Net cash from investing activities	(7,120)	(769)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,476	1,552
Net change in advances from borrowers for taxes and insurance	126	127
Proceeds from subordinated debt	7,217	—
Dividends paid	(205)	(165)
Options exercised	222	42

Net cash from financing activities	10,836	1,556

Net change in cash and cash equivalents	4,092	619

Cash and cash equivalents
Beginning of period	29,124	42,827

End of period	$33,216	$43,446

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,456	$1,829
Taxes, net of refunds	(2)	—
Transfers to real estate owned	64	26

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(table amounts in thousands of dollars, except share data)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K. The December 31, 2003 balance sheet presented herein has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2004. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 – Subordinated Debt and Trust Preferred Securities

On March 25, 2004, FFBI Capital Trust I (the “Trust”), a Delaware statutory trust sponsored by the Company, issued $7.0 million in the form of fixed/floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company’s $217,000 capital contribution for the Trust’s common securities, were used to acquire $7.2 million aggregate principal amount of the Company’s fixed/floating rate junior subordinated deferrable interest debentures due 2034 (the “Debentures”), which constitute the sole asset of the Trust. Prior to April 7, 2009 the interest rate on the Debentures and the capital securities is fixed at a rate of 5.838% and on or after April 7, 2009 the interest rate on the Debentures is variable and adjustable quarterly at 2.80% over the three-month LIBOR. The stated maturity of the Debentures is April 6, 2034.  In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date on or after April 7, 2009.

Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation.

Note 3 – Earnings Per Share

For purposes of per share calculations, the Company had 1,866,291 and 2,066,477 shares of common stock outstanding at March 31, 2004 and 2003. Basic earnings per share for the three months ended March 31, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the three months ended March 31,
	2004	2003

	(in thousands, except per share data)
Basic
Net income	$568	$617

Weighted average common shares
outstanding	1,691,921	1,859,419

Basic earnings per common share	$.34	$.33

Diluted
Net income	$568	$617

Weighted average common shares
outstanding	1,691,921	1,859,419
Dilutive effect of stock options	107,700	67,425
Dilutive effect of stock awards	16,031	9,970

Diluted average common shares	1,815,652	1,936,813

Diluted earnings per common share	$.31	$.32

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

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income as reported	$568	$617
Pro forma net income	545	595
Earnings per share as reported
Basic	.34	.33
Diluted	.31	.32
Pro forma earnings per share
Basic	.32	.32
Diluted	.30	.31

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

The following discussion compares the financial condition of First Federal Bancshares, Inc. (Company) and its wholly owned subsidiary, First Federal Bank (Bank), at March 31, 2004 to its financial condition at December 31, 2003 and the results of its operations for the three-month period ended March 31, 2004 to the same period in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $332.9 million at March 31, 2004 and $328.7 million at December 31, 2003. During the three months ended March 31, 2004, cash and cash equivalents increased $4.1 million, which reflects excess operating cash resulting from the timing of loan prepayments and an increase in customer deposits. Loans decreased $3.0 million primarily as a result of portfolio loans refinancing into the Federal Home Loan Bank Mortgage Partnership Finance fixed rate program and also to other competitors due to the lower interest rate environment. Securities available-for-sale increased $2.6 million to $163.0 million primarily due to the timing of securities purchased and sold during the quarter.

The allowance for loan losses was $948,000 at March 31, 2004 and $963,000 at December 31, 2003. There were no impaired loans at either date. The allowance for loan losses represented .73% of total loans and 80.88% of nonperforming loans at March 31, 2004 compared to .72% of total loans and 83.52% of nonperforming loans at December 31, 2003. Nonperforming assets totaled $1.4 million at March 31, 2004 and December 31, 2003. The ratio of non-performing assets to total assets was .42% at both March 31, 2004 and December 31, 2003.

Total liabilities at March 31, 2004 were $290.0 million compared to $287.3 million at December 31, 2003, an increase of $2.6 million. The increase in total liabilities primarily reflects an increase in customer deposits of $3.5 million and the addition of $7.2 million of subordinated debt in connection with the issuance of trust preferred securities. The increases in total liabilities were offset by a decrease in other liabilities of $8.2 million primarily due to the payment and settlement of amounts due to broker for the purchase of securities available for sale.

Shareholders’ equity at March 31, 2004 was $42.9 million compared to $41.4 million at December 31, 2003, an increase of $1.5 million. The increase primarily reflects net income of $568,000 and an increase in the fair value of securities available-for-sale, net of tax, of $683,000. The Company anticipates a decrease in its equity resulting from the repurchase of stock through the pending tender offer as further discussed on page nine.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

Net income decreased $49,000 to $568,000 for the quarter ended March 31, 2004 compared to the same period in 2003. The decrease in net income was primarily a result of a decrease in net interest income and increases in non-interest expense and the income tax provision, partially offset by an increase in noninterest income.

Net interest income was $2.1 million for the quarter ended March 31, 2004 compared to $2.2 million for the same prior year period. The slight decrease in net interest income was primarily a result of small decreases in the net interest spread and the net interest margin to 2.42% and 2.67%, respectively, for the quarter ended March 31, 2004 from 2.56% and 2.90%, respectively, for the quarter ended March 31, 2003. The average yield on interest-earning assets decreased to 4.48% for the quarter ended March 31, 2004 from 5.27% for the same quarter in 2003, while the average yield on interest-bearing liabilities decreased to 2.06% for the quarter ended March 31, 2004 from 2.71% for the same period in 2003. The decreased net interest margin reflects a slight decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 114.18% from 114.28% for the three-month periods respectively. The issuance of the trust preferred securities, combined with the use of cash on hand to purchase shares in the pending tender offer, is expected to decrease net interest income in future periods.

The provision for loan losses was zero for both quarters ended March 31, 2004 and 2003 due to the overall stability in the amount of nonperforming loans during the quarter.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at March 31, 2004, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of March 31, 2004 was maintained at a level that represents management’s best estimate of losses in the loan portfolio and such losses were both probable and reasonably estimatable.

Noninterest income was $570,000 for the three-month period ended March 31, 2004 compared to $309,000 for the same period in 2003. The increase in noninterest income was primarily a result of a $315,000 increase in net gains on the sale of securities, and a $25,000 increase in recovery of impairment loss related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relation to these certificates. The increases in noninterest income were partially offset by small decreases in service charges, loan origination and servicing fees, and other income during the quarter.

Noninterest expense was $1.7 million and $1.5 million for the quarters ended March 31, 2004 and 2003. The increase in noninterest expense primarily reflects an increase in compensation and benefits expense of $175,000 associated with an increase in salaries of $29,000 and an increase of $137,000 in employee benefit expenses, including health insurance and retirement funds. Occupancy and equipment expense, data processing expense, federal insurance premiums, and advertising expense all experienced slight decreases, while professional fees and other noninterest expenses experienced small increases during the period.

The Company’s federal income tax expense increased $43,000 to $418,000 for the quarter ended March 31, 2004 compared to $375,000 during the same period in 2003. Income tax expense was approximately 42% and 38% of pretax income in both periods, respectively. The increase in the effective tax rate is largely due to an increase in nondeductible ESOP expense as a result of the increase in the market value of the Company’s common stock.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2004, cash and cash equivalents totaled $33.2 million. The Company anticipates a reduction in its cash and cash equivalents resulting from the purchase of treasury stock through the pending tender offer as discussed below. At March 31, 2004, the Company had commitments to fund loans of $790,000. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $111.4 million. Management believes, based on past experience that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of March 31, 2003:

	ACTUAL		REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Core capital	$28,668	9.17%	$12,505	4.00%	$16,163	5.17%
(to adjusted total assets)
Risk-based capital	29,713	22.12	10,745	8.00	18,968	14.12
(to risk-weighted assets)

SUBSEQUENT EVENTS

On April 16, 2004, the Company commenced a tender offer for up to 560,000 of its common shares, at a price not greater than $34.00 nor less than $31.00 per share, net to the seller in cash. The Company has reserved the right to purchase up to an additional 37,300 shares if they are tendered pursuant to the offer, but it is not obligated to do so. The offer is scheduled to expire at 5:00 pm, Mountain time, on May 21, 2004, unless the Company elects to extend the offer. The complete terms and conditions of the offer are filed as exhibits to a Tender Offer Statement on Schedule TO that was filed by the Company on April 16, 2004, as amended, which is available free of charge by accessing the Securities and Exchange Commission site on the World Wide Web, www.sec.gov.

Assuming the Company purchases the maximum of 560,000 shares that it is obligated to purchase pursuant to the offer at a purchase price of $34.00 per share, the Company expects the aggregate cost of such purchase to be approximately $19,290,000, including estimated fees and expenses of approximately $250,000.

The tender offer is being financed with the proceeds of trust preferred securities issued by the Company in a private placement, cash on hand and a $ 6.0 million capital distribution from First Federal Bank.

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

Quantitative Aspects of Market Risk.   The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at December 31, 2003, the latest date for which information is available, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. The Company expects March’s net portfolio value to be similar to that of December 2003 as shown below. All model outputs associated with the –300 and –200 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Basis Point Change
	(Dollars in thousands)
300	$17,380	(17,357)	(50)%	5.59%	(480	)bp
200	23,133	(11,604)	(33)	7.26	(313	)bp
100	28,708	(6,029)	(17)	8.80	(159	)bp
Static	34,737	—	—	10.39	—	bp
(100)	39,110	4,373	13	11.48	109	bp
(200)	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A

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

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUERS PURCHASES OF EQUITY SECURITIES

On March 25, 2004, FFBI Capital Trust I (the “Trust”), a Delaware statutory trust sponsored by the Company, issued $7.0 million in the form of fixed/floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company’s $217,000 capital contribution for the Trust’s common securities, were used to acquire $7.2 million aggregate principal amount of the Company’s fixed/floating rate junior subordinated deferrable interest debentures due 2034 (the “Debentures”), which constitute the sole asset of the Trust. The Company has the right, at one or more times, unless an event of default exists under the Debentures, to defer interest payments on the Debentures for up to 20 consecutive quarterly periods. During this time, the Corporation will be prohibited from declaring or paying cash dividends on its common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 23, 2004 announcing the date of its annual meeting of stockholders. The press release was included as an exhibit to the Form 8-K.

The Company furnished a Current Report on Form 8-K on February 20, 2004 announcing results for the quarter and year ended December 31, 2003. The press release was included as an exhibit to the Form 8-K.

The Company furnished a Current Report on Form 8-K on March 31, 2004 announcing corrected financial results for the quarter and year ended December 31, 2003. The press release was included as an exhibit to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.
Date: May 17, 2004	/s/ James J. Stebor

James J. Stebor President and Chief Executive Officer
Date: May 17, 2004	/s/ Cathy D. Pendell

Cathy D. Pendell Treasurer