Form 10-Q
period 2004-06-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2004-08-06
CIK 1113107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

As of July 29, 2004 the Registrant had outstanding 1,309,886 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(in thousands of dollars, except share data)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$11,714	$29,124
Time deposits in other financial institutions	295	295
Securities available-for-sale	153,481	160,337
Loans receivable, net	133,209	131,935
Real estate owned, net	83	149
Premises and equipment	3,515	3,535
Accrued interest receivable	1,387	1,489
Goodwill	1,340	1,340
Core deposits and other intangibles	268	288
Other assets	2,431	238

TOTAL ASSETS	$307,723	$328,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$271,913	$271,850
Advances from borrowers for taxes and insurance	281	137
Federal Home Loan Bank advances	6,000	6,000
Accrued interest payable	547	484
Other liabilities	238	8,866
Subordinated debt	7,217	—

Total liabilities	286,196	287,337

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized; 2,242,500 shares issued	22	22
Additional paid-in capital	22,975	22,852
Unearned ESOP shares	(1,121)	(1,211)
Unearned stock awards	(609)	(745)
Treasury stock (June 30 – 932,614 shares, December 31 – 388,313)	(28,415)	(9,902)
Retained earnings	30,673	30,180
Accumulated other comprehensive income (loss)	(1,998)	197

Total shareholders’ equity	21,527	41,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$307,723	$328,730

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

(in thousands of dollars, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income
Loans	$2,084	$2,313	$4,156	$4,941
Securities	1,487	1,346	2,955	2,683
Other interest income	41	109	90	176

Total interest income	3,612	3,768	7,201	7,800

Interest expense
Deposits	1,353	1,707	2,761	3,483
Federal Home Loan Bank advances	39	39	77	78
Note Payable	112	—	112	—

Total interest expense	1,504	1,746	2,950	3,561

Net interest income	2,108	2,022	4,251	4,239

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,108	2,022	4,251	4,239

Noninterest income
Service charges and other fee income	113	111	204	206
Loan origination and servicing fees	57	146	116	257
Net gain on sale of securities	4	247	384	312
Recovery of impairment loss	—	355	25	355
Other income	12	17	27	55

Total noninterest income	186	876	756	1,185

Noninterest expense
Compensation and benefits	1,170	1,017	2,202	1,874
Occupancy and equipment	131	124	271	267
Data processing	149	165	315	352
Federal insurance premiums	30	33	59	66
Advertising	36	35	75	77
Professional fees	85	90	178	169
Other noninterest expenses	210	154	438	347

Total noninterest expense	1,811	1,618	3,538	3,152

Income before income taxes	483	1,280	1,469	2,272

Provision for income taxes	235	492	653	867

Net income	$248	$788	$816	1,405

Earnings per share
Basic	$.16	$.42	$.51	$.75
Diluted	$.15	$.40	$.48	$.72

Weighted average shares	1,512,589	1,869,251	1,602,184	1,864,335

Comprehensive income (loss)	$(2,629)	$955	$(1,379)	$1,560

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Six months ended June 30, 2003 and 2004

(in thousands of dollars, except share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income(loss)	Total Stock- holders’ Equity
Balance at December 31, 2002	$22	$22,629	$(1,390)	$(1,016)	$(3,272)	$28,090	$1,968	$47,031
Purchase of 10,225 shares of treasury stock	—	—	—	—	(223)	—	—	(223)
Options exercised (12,176 shares)		(75)	—	—	212		—	137
ESOP shares earned	—	101	90	—	—	—	—	191
Stock awards earned	—	—	—	136	—	—	—	136
Dividends declared ($.19 per share)	—	—	—	—	—	(366)	—	(366)
Comprehensive income
Net income	—	—	—	—	—	1,405		1,405
Change in fair value of securities classified as available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	155	155

Total comprehensive income								1,560

Balance at June 30, 2003	$22	$22,655	$(1,300)	$(880)	$(3,283)	$29,129	$2,123	$48,466

Balance at December 31, 2003	$22	$22,852	$(1,211)	$(745)	$(9,902)	$30,180	$197	$41,393
Purchase of 559,993 shares of treasury stock	—	—	—	—	(18,917)	—	—	(18,917)
Options exercised (15,692 shares)	—	(79)	—	—	404	—	—	325
ESOP shares earned	—	202	90	—	—	—	—	292
Stock awards earned	—	—	—	136	—	—	—	136
Dividends declared ($.22 per share)	—	—	—	—	—	(323)	—	(323)
Comprehensive income
Net income	—	—	—	—	—	816	—	816
Change in fair value of securities classified as available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(2,195)	(2,195)

Total comprehensive income (loss)								(1,379)

Balance at June 30, 2004	$22	$22,975	$(1,121)	$(609)	$(28,415)	$30,673	$(1,998)	$21,527

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$816	$1,405
Adjustments to reconcile net income to net cash provided by operating activities
Provision for depreciation	130	110
Loss (gain) on sale of real estate owned	(3)	(8)
Net amortization of premiums and discounts	105	6
ESOP compensation expense	292	191
Stock award compensation expense	136	136
Amortization of intangible assets	20	20
Provision for loan losses	—	—
Dividend reinvestments	(498)	(459)
Federal Home Loan Bank stock dividends	(44)	(50)
Gain on sale of securities	(384)	(312)
Net changes in
Accrued interest receivable and other assets	(2,066)	(263)
Deferred loan costs	169	(77)
Accrued interest payable and other liabilities	1,827	501

Net cash from operating activities	500	1,200

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(50,045)	(87,434)
Purchase of securities held-to-maturity	—	(2,000)
Principal paydowns on mortgage-backed securities	9,425	7,432
Purchase of Federal Home Loan Bank stock	(65)	(175)
Proceeds from maturities of securities	8,275	30,500
Proceeds from sale of securities available-for-sale	27,500	23,064
Purchase of loans	(1,457)	(3,569)
Net decrease (increase) in loans receivable	(106)	17,321
Proceeds from sale of real estate owned	189	362
Purchase of property and equipment	(110)	(311)

Net cash from investing activities	(6,394)	(14,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	63	6,819
Net change in advances from borrowers for taxes and insurance	144	113
Purchase of treasury stock	(18,917)	(223)
Proceeds from subordinated debt	7,217	—
Dividends paid	(348)	(330)
Options exercised	325	137

Net cash from financing activities	(11,516)	6,516

Net change in cash and cash equivalents	(17,410)	(7,094)

Cash and cash equivalents
Beginning of period	29,124	42,827

End of period	$11,714	$35,733

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,887	$3,625
Taxes, net of refunds	452	530
Transfers to real estate owned	120	223
Transfer of securities to available-for-sale from held-to-maturity on January 24, 2003 at fair value	—	24,407
Due to broker	9,000	12,064

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

Note 3 –Tender Offer

On April 16, 2004, the Company commenced a self-tender offer for up to 560,000 shares of its common stock. On May 28, 2004, the Company purchased 559,993 of its common shares at $33.50 per share pursuant to its self tender offer, which expired May 21, 2004. The tender offer was in the form of a “modified Dutch auction tender.” Under this procedure, stockholders were given the opportunity to sell part or all of their shares to the Company at a price of not less than $31.00 per share and not more than $34.00 per share. Upon the expiration of the offer, the Company selected the lowest purchase price that allowed it to buy 560,000 shares. All shares purchased in this offering received the same price. According to the final report from the depositary for the offer, the number of shares that were properly tendered and not withdrawn prior to the expiration of the offer exceeded the number of shares that the Company had offered to purchase. Therefore, the Company purchased, in most cases, 66.41% of the shares tendered by each of its stockholders.

The aggregate cost of the purchase totaled $18.9 million, including fees and expenses of approximately $157,000. The tender offer was financed with proceeds of the trust preferred securities issued by the Company in a pooled offering, cash on hand and a $6.0 million capital distribution from First Federal Bank.

Note 4 – Earnings Per Share

For purposes of per share calculations, the Company had 1,309,886 and 2,063,421 shares of common stock outstanding at June 30, 2004 and 2003. Basic earnings per share for the three months and six months ended June 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months and six months ended June 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the three months Ended June 30,		For the six months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Basic
Net income	$248	$788	$816	$1,405

Weighted average common shares outstanding	1,513	1,869	1,602	1,864

Basic earnings per common share	$.16	$.42	$.51	$.75

Diluted
Net income	$248	$788	$816	$1,405

Weighted average common shares outstanding	1,513	1,869	1,602	1,864
Dilutive effect of stock options	96	79	94	74
Dilutive effect of stock awards	13	12	15	11

Diluted average common shares	1,622	1,960	1,711	1,949

Diluted earnings per common share	$.15	$.40	$.48	$.72

Note 5 – Stock Options

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

	For the three months Ended June 30,		For the six months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income as reported	$248	$788	$816	$1,405
Pro forma net income	226	766	771	1,362
Earnings per share as reported
Basic	.16	.42	.51	.75
Diluted	.15	.40	.48	.72
Pro forma earnings per share
Basic	.15	.41	.48	.73
Diluted	.14	.39	.45	.71

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

The following discussion compares the financial condition of First Federal Bancshares and its wholly owned subsidiary, First Federal, at June 30, 2004 to its financial condition at December 31, 2003 and the results of its operations for the three-month and six-month periods ended June 30, 2004 to the same periods in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $307.7 million at June 30, 2004 and $328.7 million at December 31, 2003. During the six months ended June 30, 2004, cash and cash equivalents decreased $17.4 million to $11.7 million and securities available-for-sale decreased $6.9 million to $153.5 million as excess funds were used primarily for the tender offer. Loans increased $1.3 million as a result of a shift away from loan originations through the Federal Home Loan Bank Mortgage Partnership Finance Program loans and toward adjustable rate portfolio loans.

The allowance for loan losses was $928,000 at June 30, 2004 and $963,000 at December 31, 2003. There were no impaired loans at either date. The allowance for loan losses represented .70% of total loans and 59.23% of nonperforming loans at June 30, 2004 compared to .72% of total loans and 83.52% of nonperforming loans at December 31, 2003. Nonperforming assets totaled $1.7 million and $1.4 million at June 30, 2004 and December 31, 2003, respectively. The ratio of non-performing assets to total assets at June 30, 2004 was .56% compared to .42% at December 31, 2003.

Total liabilities at June 30, 2004 were $286.2 million compared to $287.3 million at December 31, 2003, a decrease of $1.1 million. The decrease in total liabilities primarily reflects the addition of $7.2 million of subordinated debt in connection with the issuance of trust preferred securities, offset by a decrease in other liabilities of $8.6 million primarily due to the payment and settlement of amounts due to broker for the purchase of securities available-for-sale.

Shareholders’ equity at June 30, 2004 was $21.5 million compared to $41.4 million at December 31, 2003, a decrease of $19.9 million. The decrease in equity primarily reflects the repurchase of 559,993 shares of stock totaling $18.9 million through the tender offer previously discussed and a decrease in the fair value of securities available-for-sale, net of tax of $2.2 million, offset by net income of $816,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Net income decreased $540,000 to $248,000 for the quarter ended June 30, 2004 compared to the same period in 2003. The decrease in net income was primarily a result of a decrease in noninterest income associated with gains on sales of securities and recovery of impairment losses recognized in the prior period. In addition non-interest expense increased and was partially offset by a slight increase in net interest income.

Net interest income was $2.1 million for the quarter ended June 30, 2004 compared to $2.0 million for the same prior year period. The increase in net interest income was primarily a result of an increase in the net interest spread and the net interest margin to 2.52% and 2.69%, respectively, for the quarter ended June 30, 2004 from 2.27% and 2.58%, respectively, for the same periods in 2003. The increase in the spread and margin was due largely to the decrease in the cost of funds exceeding the decrease in the yield on interest-earning assets as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the decreased interest rate environment. The average yield on interest-earning assets decreased to 4.61% for the quarter ended June 30, 2004 from 4.81% for the same quarter in 2003, while the average yield on interest-bearing liabilities decreased to 2.09% for the quarter ended June 30, 2004 from 2.54% for the same period in 2003. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 108.97% from 114.05% for the three-month periods, respectively.

The provision for loan losses was zero for both quarters ended June 30, 2004 and 2003. Management considered the allowance for loan losses to be adequate during both periods due relatively stable delinquency trends.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at June 30, 2004, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of June 30, 2004 was maintained at a level that represents management’s best estimate of losses in the loan portfolio and such losses were both probable and reasonably estimatable.

Noninterest income was $186,000 for the three-month period ended June 30, 2004 compared to $876,000 for the same period in 2003. The decrease in noninterest income was primarily a result of a $243,000 decrease in net gains on the sale of securities and a $355,000 decrease on the recovery from an impairment loss related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relation to these certificates.

Noninterest expense was $1.8 million and $1.6 million for the quarters ended June 30, 2004 and 2003. The increase in noninterest expense primarily reflects increased compensation and benefits expense of $153,000 associated with an increase in employee benefits including health insurance premiums and retirement funds. Occupancy and equipment expense and other noninterest expenses also experienced increases during the period, while data processing and professional fees decreased slightly.

The Company’s federal income tax expense decreased $257,000 to $235,000 for the quarter ended June 30, 2004 compared to $492,000 during the same period in 2003. Income tax expense was approximately 49% and 38% of pretax income in June 2004 and 2003, respectively. The increase in the effective tax rate is a result of the net losses incurred at the holding company throughout 2004 for which a valuation allowance has been established.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Net income decreased $589,000 to $816,000 for the six months ended June 30, 2004 compared to the same period in 2003. The decrease in net income was primarily a result of a decrease in non-interest income associated with the recovery of impairment losses recognized in 2003. The Company also experienced an increase in noninterest expense, offset by a slight increase in net interest income and a decrease in the income tax provision.

Net interest income was $4.3 million for the six months ended June 30, 2004 compared to $4.2 million for the same period in 2003. The increase in net interest income was primarily a result of an increase in net interest spread to 2.48% for the six months ended June 30, 2004 from 2.41% for the same previous year period, offset by a slight decrease in the net interest margin to 2.69% from 2.74% for the same period in 2003. The increase in the spread was due largely to the decrease in the cost of funds exceeding the decrease in the yield on interest-earning assets as interest-earning assets and interest-bearing liabilities repriced downward in reaction to the decreased interest rate environment. The average yield on interest-earning assets decreased 48 basis points to 4.56% for the six months ended June 30, 2004 from 5.04% for the same period in 2003, while the average yield on interest-bearing liabilities decreased 55 basis points to 2.08% for the six months ended June 30, 2004 from 2.63% for the same period in 2003. The ratio of average interest-earning assets to average interest-bearing liabilities was 111.16% from 114.16% for the six-month periods ended June 30, 2004 and June 30, 2003.

The provision for loan losses was zero for both six-month periods ended June 30, 2004 and 2003. Management considered the allowance for loan losses to be adequate during both periods due to relatively stable delinquency trends.

Noninterest income was $756,000 for the six-month period ended June 30, 2004 compared to $1.2 million for the same period in 2003. The decrease in noninterest income was primarily a result of a decrease of $330,000 in the recovery from an impairment loss related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relationship to these certificates, a decrease of $141,000 in loan origination and servicing fees due to decreased loan originations through the Federal Home Loan Bank Mortgage Partnership Finance program, and a decrease of $28,000 in other income, offset by an increase of $72,000 in net gain on the sale of securities.

Noninterest expense was $3.5 million and $3.2 million for the six-months ended June 30, 2004 and 2003. The increase in noninterest expense primarily reflects increased compensation and benefits expense of $328,000 associated with an increase in employee benefits including health insurance premiums and retirement funds, and an increase of $91,000 in other noninterest expenses. Occupancy and equipment expense and professional fees also experienced slight increases during the period, offset by slight decreases in data processing, federal insurance premiums, and advertising expense.

The Company’s federal income tax expense decreased $214,000 to $653,000 for the six-months ended June 30, 2004 compared to the same period in 2003. Income tax expense was approximately 44% of pretax income in 2004 compared to 38% of pretax income in 2003. The increase in the effective tax rate is a result of the net losses incurred at the holding company throughout 2004 for which a valuation allowance has been established.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2004, cash and cash equivalents totaled $11.7 million. At June 30, 2004, the Company had commitments to fund loans of $582,000. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $108.0 million. Management believes, based on past experience that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of June 30, 2004:

	ACTUAL		REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Core capital (to adjusted total assets)	$22,998	7.58%	$12,136	4.00%	$10,862	3.58%
Tangible capital (to adjusted total assets)	22,998	7.58	4,551	1.50	18,447	6.08
Risk-based capital (to adjusted total assets)	23,795	19.04	9,998	8.00	13,797	11.04

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

Quantitative Aspects of Market Risk. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at March 31, 2004, the latest date for which information is available, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. The Company expects June’s net portfolio value to be similar to that of March 31, 2004 as shown below. All model outputs associated with the –300 and –200 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Basis Point Change
	(Dollars in thousands)
300	$25,913	(12,879)	(33)%	8.47%	(349	) bp
200	31,086	(7,706)	(20)	9.94	(202	) bp
100	35,377	(3,415)	(9)	11.09	(87	) bp
Static	38,792	—	—	11.96	—
(100)	40,598	1,806	5	12.37	41	bp
(200)	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

The following table provides certain information with regards to shares repurchased by the Company in the second quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Purchased as Publicly Announced Programs
April 1, 2004 through April 30, 2004	—	—	—
May 1, 2004 through May 31, 2004 (1)	559,993	$33.50	559,993
June 1, 2004 through June 30, 2004	—	—	—

Total	559,993	$33.50	559,993

(1)	On April 16, 2004, the Company commenced a self-tender offer for up to 560,000 shares of its common stock. On May 28, 2004, the Company announced the completion of the self-tender offer, which expired May 21, 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

3.1	Certificate of Incorporation of First Federal Bancshares, Inc. (1)

3.2	Bylaws of First Federal Bancshares, Inc. (2)

4.0	Specimen Stock Certificate of First Federal Bancshares, Inc. (1)

10.1	Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (3)

10.2	Employment Agreement between First Federal Bank and James J. Stebor (3)

10.3	First Federal Bank Supplemental Executive Retirement Plan (3)

10.4	First Federal Bank Employee Severance Compensation Plan (3)

10.5	First Federal Bancshares, Inc. 2001 Stock-Based Incentive Plan (4)

10.6	Non-Competition and Consulting Agreement by and between First Federal Bank and Eldon R. Mette (5)

10.7	PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan (6)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.
(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on March 28, 2002.
(3)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on November 14, 2000.
(4)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on August 13, 2001.
(5)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on April 11, 2003.
(6)	Incorporated by reference to PFSB Bancorp, Inc.’s Registration Statement on Form S-8 (SEC No. 333-35020) filed on April 18, 2000.

(b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on May 13, 2004 announcing financial results for the quarter ended March 31, 2004. The press release was included as an exhibit to the Form 8-K.

The Company furnished a Current Report on Form 8-K on June 4, 2004 announcing the new date of its annual meeting of stockholders. The press release was included as an exhibit to the Form 8-K.

The Company furnished a Current Report on Form 8-K on June 22, 2004 announcing withdrawal of certain nominees to the Board of Directors for the 2004 annual meeting of stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

Date: August 4, 2004	/s/ James J. Stebor
James J. Stebor
President and Chief Executive Officer

Date: August 4, 2004	/s/ Cathy D. Pendell
Cathy D. Pendell
Treasurer