Form 10-Q
period 2004-09-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2004-11-15
CIK 1113107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, the Registrant had outstanding 1,316,886 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(in thousands of dollars, except share data)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$14,068	$29,124
Time deposits in other financial institutions	295	295
Securities available-for-sale at fair value	157,213	160,337
Loans receivable, net	135,348	131,935
Real estate owned	78	149
Premises and equipment, net	3,497	3,535
Accrued interest receivable	1,521	1,489
Goodwill	1,340	1,340
Core deposits and other intangibles	258	288
Other assets	1,143	238

TOTAL ASSETS	$314,761	$328,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$271,268	$271,850
Advances from borrowers for taxes and insurance	79	137
Federal Home Loan Bank advances	6,450	6,000
Accrued interest payable	557	484
Other liabilities	5,484	8,866
Subordinated debt	7,217	—

Total liabilities	291,055	287,337

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized; 2,242,500 shares issued	22	22
Additional paid-in capital	22,893	22,852
Unearned ESOP shares	(1,076)	(1,211)
Unearned stock awards	(542)	(745)
Treasury stock (September 30 – 925,614 shares, December 31 – 388,313)	(28,199)	(9,902)
Retained earnings	31,001	30,180
Accumulated other comprehensive income (loss)	(393)	197

Total shareholders’ equity	23,706	41,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$314,761	$328,730

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

(in thousands of dollars, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income
Loans	$2,092	$2,273	$6,248	$7,214
Securities	1,470	1,582	4,425	4,265
Other interest income	30	31	120	207

Total interest income	3,592	3,886	10,793	11,686

Interest expense
Deposits	1,400	1,467	4,161	4,950
Federal Home Loan Bank advances	40	40	117	118
Subordinated debt	106	—	218	—

Total interest expense	1,546	1,507	4,496	5,068

Net interest income	2,046	2,379	6,297	6,618

Provision for loan losses	—	60	—	60

Net interest income after provision for loan losses	2,046	2,319	6,297	6,558

Noninterest income
Service charges and other fee income	149	111	353	317
Loan origination and servicing fees	73	144	189	400
Net gain on sale of securities	192	238	576	550
Gain on sale of branch	—	428	—	428
Recovery of impairment loss	—	—	25	355
Other income	8	32	35	87

Total noninterest income	422	953	1,178	2,137

Noninterest expense
Compensation and benefits	1,019	1,039	3,221	2,913
Occupancy and equipment	147	134	418	401
Data processing	102	222	417	574
Federal insurance premiums	29	33	88	99
Advertising	46	41	121	118
Professional fees	63	87	241	256
Other noninterest expenses	253	177	691	523

Total noninterest expense	1,659	1,733	5,197	4,884

Income before income taxes	809	1,539	2,278	3,811

Provision for income taxes	349	614	1,002	1,481

Net income	$460	$925	$1,276	$2,330

Earnings per share
Basic	$.39	$.52	$.88	$1.27
Diluted	$.37	$.48	$.82	$1.21

Weighted average shares	1,165,612	1,790,870	1,455,628	1,839,361

Comprehensive income (loss)	$2,064	$(1,066)	$686	$494

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Nine months ended September 30, 2003 and 2004

(in thousands of dollars, except share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stock - holders’ Equity
Balance at December 31, 2002	$22	$22,629	$(1,390)	$(1,016)	$(3,272)	$28,090	$1,968	$47,031
Purchase of 10,225 shares of treasury stock	—	—	—	—	(7,310)	—	—	(7,310)

Options exercised (12,176 shares)		(132)	—	—	523		—	391

ESOP shares earned	—	185	135	—	—	—	—	320
Stock awards earned	—	—	—	203	—	—	—	203

Dividends declared ($.19 per share)	—	—	—	—	—	(554)	—	(554)
Comprehensive income
Net income	—	—	—	—	—	2,330		2,330
Change in fair value of securities classified as available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(1,836)	(1,836)

Total comprehensive income								494

Balance at September 30, 2003	$22	$22,682	$(1,255)	$(813)	$(10,059)	$29,866	$132	$40,575

Balance at December 31, 2003	$22	$22,852	$(1,211)	$(745)	$(9,902)	$30,180	$197	$41,393
Purchase of 559,993 shares of treasury stock	—	—	—	—	(18,917)	—	—	(18,917)

Options exercised (22,692 shares)	—	(224)	—	—	620	—	—	396
ESOP shares earned	—	265	135	—	—	—	—	400
Stock awards earned	—	—	—	203	—	—	—	203
Dividends declared ($.33 per share)	—	—	—	—	—	(455)	—	(455)
Comprehensive income
Net income	—	—	—	—	—	1,276	—	1,276
Change in fair value of securities classified as available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(590)	(590)

Total comprehensive income								686

Balance at September 30, 2004	$22	$22,893	$(1,076)	$(542)	$(28,199)	$31,001	$(393)	$23,706

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands of dollars)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,276	$2,330
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	195	170
Loss (gain) on sale of real estate owned	8	(5)
Net amortization of premiums and discounts	115	20
ESOP compensation expense	400	320
Stock award compensation expense	203	203
Amortization of intangible assets	30	30
Provision for loan losses	—	60
Dividend reinvestments	(767)	(668)
Federal Home Loan Bank stock dividends	(66)	(71)
Net gain on sale of securities	(576)	(550)
Gain on sale of Mt. Sterling branch	—	(428)
Net changes in
Accrued interest receivable and other assets	(899)	(334)
Deferred loan costs	166	(120)
Accrued interest payable and other liabilities	964	607

Net cash from operating activities	1,049	1,564

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(58,646)	(127,224)
Purchase of securities held-to-maturity	—	(2,000)
Principal paydowns on mortgage-backed securities	12,958	15,140
Purchase of Federal Home Loan Bank stock	(65)	(175)
Proceeds from maturities of securities	8,609	37,525
Proceeds from sale of securities available-for-sale	36,699	37,922
Purchase of loans	(2,220)	(5,083)
Net (increase) decrease in loans receivable	(1,546)	22,155
Proceeds from sale of real estate owned	250	417
Proceeds from sale of Mt. Sterling branch	—	(6,103)
Purchase of property and equipment	(157)	(404)

Net cash from investing activities	(4,118)	(27,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(582)	5,644
Net change in advances from borrowers for taxes and insurance	(58)	(116)
Proceeds from Federal Home Loan Bank Advances	450	4,000
Proceeds from subordinated debt	7,217	—
Purchase of treasury stock	(18,917)	(7,310)
Dividends paid	(493)	(558)
Options exercised	396	391

Net cash from financing activities	(11,987)	2,051

Net change in cash and cash equivalents	(15,056)	(24,215)

Cash and cash equivalents
Beginning of period	29,124	42,827

End of period	$14,068	$18,612

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$4,423	$5,196
Taxes, net of refunds	562	1,029
Transfers to real estate owned	187	232
Transfer of securities to available-for-sale from held-to-maturity on January 24, 2003 at fair value	—	24,471
Due to broker	3,900	5,005

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with First Federal Bancshares, Inc.’s (“First Federal Bancshares” or the “Company”) Annual Report on Form 10-K. The December 31, 2003 consolidated balance sheet presented herein has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported period. Actual results could differ from these estimates.

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

Note 3 –Tender Offer

On April 16, 2004, the Company commenced a self-tender offer for up to 560,000 shares of its common stock. On May 28, 2004, the Company purchased 559,993 of its common shares at $33.50 per share pursuant to its self tender offer, which expired May 21, 2004. The tender offer was in the form of a “modified Dutch auction tender.” Under this procedure, shareholders were given the opportunity to sell part or all of their shares to the Company at a price of not less than $31.00 per share and not more than $34.00 per share. Upon the expiration of the offer, the Company selected the lowest purchase price that allowed it to buy 560,000 shares. All shares purchased in this offering received the same price. According to the final report from the depositary for the offer, the number of shares that were properly tendered and not withdrawn prior to the expiration of the offer exceeded the number of shares that the Company had offered to purchase. Therefore, the Company purchased, in most cases, 66.41% of the shares tendered by each of its stockholders.

The aggregate cost of the purchase totaled $18.9 million, including fees and expenses of approximately $157,000. The tender offer was financed with proceeds of the trust preferred securities issued by the Company in a pooled offering, cash on hand and a $6.0 million capital distribution from First Federal Bank.

Note 4 – Earnings Per Share

For purposes of per share calculations, the Company had 1,316,886 and 1,722,273 shares of common stock outstanding at September 30, 2004 and 2003 respectively. Basic earnings per share for the three months and nine months ended September 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the three months Ended September 30,		For the nine months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Basic
Net income	$460	$925	$1,276	$2,330

Weighted average common shares outstanding	1,166	1,791	1,456	1,839

Basic earnings per common share	$.39	$.52	$.88	$1.27

Diluted
Net income	$460	$925	$1,276	$2,330

Weighted average common shares outstanding	1,166	1,791	1,456	1,839
Dilutive effect of stock options	68	102	93	75
Dilutive effect of stock awards	9	16	13	14

Diluted average common shares	1,243	1,909	1,562	1,928

Diluted earnings per common share	$.37	$.48	$.82	$1.21

Note 5 – Stock-Based Compensation

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized at the date of grant. Had compensation expense been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	For the three months Ended September 30,		For the nine months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net income as reported	$460	$925	$1,276	$2,330
Pro forma net income	437	902	1,208	2,262
Earnings per share as reported
Basic	.39	.52	.88	1.27
Diluted	.37	.48	.82	1.21
Pro forma earnings per share
Basic	.37	.50	.83	1.23
Diluted	.35	.47	.77	1.17

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

The following discussion compares the financial condition of First Federal Bancshares and its wholly owned subsidiary, First Federal, at September 30, 2004 to its financial condition at December 31, 2003 and the results of its operations for the three-month and nine-month periods ended September 30, 2004 to the same periods in 2003. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $314.8 million at September 30, 2004 and $328.7 million at December 31, 2003. During the nine months ended September 30, 2004, cash and cash equivalents decreased $15.1 million to $14.1 million and securities available-for-sale decreased $3.1 million to $157.2 million. The decreases in cash and cash equivalents and securities available-for-sale were primarily due to completion of the Company’s tender offer in May 2004. Loans increased $3.4 million as a result of a shift away from loan originations through the Federal Home Loan Bank Mortgage Partnership Finance Program loans and toward adjustable rate portfolio loans.

The allowance for loan losses was $933,000 at September 30, 2004 and $963,000 at December 31, 2003. There were no impaired loans at either date. The allowance for loan losses represented .69% of total loans and 59.59% of nonperforming loans at September 30, 2004 compared to .72% of total loans and 83.52% of nonperforming loans at December 31, 2003. Nonperforming assets totaled $1.6 million and $1.4 million at September 30, 2004 and December 31, 2003, respectively. The ratio of non-performing assets to total assets at September 30, 2004 was .52% compared to .42% at December 31, 2003.

Total liabilities at September 30, 2004 were $291.1 million compared to $287.3 million at December 31, 2003, an increase of $3.7 million. The increase in total liabilities primarily reflects the addition of $7.2 million of subordinated debt in connection with the issuance of trust preferred securities, offset by a decrease in other liabilities of $3.4 million primarily due to the payment and settlement of amounts due to broker for the purchase of securities available-for-sale.

Shareholders’ equity at September 30, 2004 was $23.7 million compared to $41.4 million at December 31, 2003, a decrease of $17.7 million. The decrease in equity primarily reflects the repurchase of 559,993 shares of common stock totaling $18.9 million through the tender offer previously discussed and a decrease in the fair value of securities available-for-sale, net of tax of $590,000, offset by net income of $1.3 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Net income decreased $465,000 to $460,000 for the quarter ended September 30, 2004 compared to the same period in 2003. The decrease in net income was primarily a result of a decrease in noninterest income associated with gains on sales of securities and the gain on the sale of the branch office located in Mt. Sterling, Illinois recognized in the prior period. In addition, net interest income decreased and was partially offset by a slight decrease in noninterest expense and a decrease in the provision for income taxes.

Net interest income was $2.0 million for the quarter ended September 30, 2004 compared to $2.4 million for the same prior year period. The decrease in net interest income was primarily a result of the tender offer completed on May 28, 2004, which decreased interest-earning assets approximately $11.6 million, and the trust preferred offering completed on March 25, 2004, which increased interest-bearing liabilities approximately $7.2 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 106.20% from 115.06% for the three-month periods, respectively. The net interest spread and the net interest margin decreased to 2.58% and 2.71%, respectively, for the quarter ended September 30, 2004 from 2.73% and 3.02%, respectively, for the same period in 2003. The decrease in the spread and margin was due largely to the decrease in volume of interest-earning assets and the increase in volume of interest-bearing liabilities. The average yield on interest-earning assets decreased to 4.76% for the quarter ended September 30, 2004 from 4.93% for the same quarter in 2003, while the average yield on interest-bearing liabilities decreased to 2.18% for the quarter ended September 30, 2004 from 2.20% for the same period in 2003.

The provision for loan losses was zero for the quarter ended September 30, 2004 compared to $60,000 for the same prior year period. Management considered the allowance for loan losses to be adequate during both periods due to relatively stable delinquency trends.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at September 30, 2004, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of September 30, 2004 was maintained at a level that represents management’s best estimate of losses in the loan portfolio and such losses were both probable and reasonably estimatable.

Noninterest income was $422,000 for the three-month period ended September 30, 2004 compared to $953,000 for the same period in 2003. The decrease in noninterest income was primarily a result of a $428,000 decrease in gain on the sale of a branch office located in Mt. Sterling, Illinois, a $71,000 decrease in loan origination and servicing fees due to decreased loan originations through the Federal Home Loan Bank Mortgage Partnership Finance program, a $46,000 decrease in net gains on the sale of securities, and a $24,000 decrease in other income due to the reclassification of fee income on savings accounts, offset by an increase of $38,000 in service charges and other fee income due to the reclassification of fee income on savings accounts and the implementation of an overdraft protection program.

Noninterest expense was $1.7 million for both quarters ended September 30, 2004 and 2003. Compensation and benefits expense decreased $20,000 compared to the same quarter in 2003. During September 2003, the Company experienced an additional $72,000 in compensation expense as a result of employee stock option exercises. Data processing expense decreased $120,000 due to a change in data processing firms and professional fees decreased $24,000, offset by increases in other noninterest expenses of $76,000 primarily associated with the sale of real estate owned and increased loan origination expenses on portfolio loans, and an increase of $13,000 in occupancy and equipment expense.

The Company’s federal income tax expense decreased $265,000 to $349,000 for the quarter ended September 30, 2004 compared to $614,000 during the same period in 2003. Income tax expense was approximately 43% and 40% of pretax income in September 2004 and 2003, respectively. The increase in the effective tax rate is a result of the net losses incurred at the holding company throughout 2004 for which a valuation allowance has been established.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Net income decreased $1.1 million to $1.3 million for the nine months ended September 30, 2004 compared to $2.3 million for the nine-month period ended September 30, 2003. The decrease in net income was primarily a result of a decrease in noninterest income associated with the gain on the sale of the Mt. Sterling, Illinois branch office in 2003, the recovery of impairment losses recognized in 2003, and a slight decrease in net interest income. The Company also experienced an increase in noninterest expense, offset by a decrease in the income tax provision.

Net interest income was $6.3 million for the nine months ended September 30, 2004 compared to $6.6 million for the same period in 2003. The decrease in net interest income was primarily a result of the tender offer completed on May 28, 2004, which decreased interest-earning assets approximately $11.6 million, and the trust preferred offering completed on March 25, 2004, which increased interest-bearing liabilities approximately $7.2 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 108.64% from 114.44% for the nine-month periods, respectively. The net interest margin decreased to 2.70% for the nine months ended September 30, 2004 from 2.83% for the same previous year period, while the net interest spread slightly increased to 2.53% for the nine-months ended September 30, 2004 from 2.52%.

The provision for loan losses was zero for the nine-months ended September 30, 2004 compared to $60,000 for the same prior year period. Management considered the allowance for loan losses to be adequate during both periods due to relatively stable delinquency trends.

Noninterest income was $1.2 million for the nine-month period ended September 30, 2004 compared to $2.1 million for the same period in 2003. The decrease in noninterest income was primarily a result of a $428,000 decrease in the gain on the sale of a branch office located in Mt. Sterling, Illinois, a decrease of $330,000 in the recovery from an impairment loss related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relationship to these certificates, a decrease of $211,000 in loan origination and servicing fees due to decreased loan originations through the Federal Home Loan Bank Mortgage Partnership Finance program, and a decrease of $52,000 in other income due to the reclassification of fee income on savings accounts, offset by an increase of $36,000 in service charges and other fee income due to the reclassification of fee income on savings accounts and the implementation of an overdraft protection program, and an increase of $26,000 in net gains on the sale of securities.

Noninterest expense was $5.2 million and $4.9 million for the nine-months ended September 30, 2004 and 2003 respectively. The increase in noninterest expense primarily reflects increased compensation and benefits expense of $308,000 associated with an increase in employee benefits including health insurance premiums and retirement funds, and an increase of $168,000 in other noninterest expenses due to increased loan origination expenses on portfolio loans of approximately $141,000 and an increase in consulting fees of approximately $28,000. Occupancy and equipment expense and advertising expense also experienced slight increases during the period, offset by a decrease of $157,000 in data processing due to a change in data processing firms, and slight decreases in federal insurance premiums and professional fees.

The Company’s federal income tax expense decreased $479,000 to $1.0 million for the nine-months ended September 30, 2004 compared to $1.5 million for the same period in 2003. Income tax expense was approximately 44% of pretax income in 2004 compared to 39% of pretax income in 2003. The increase in the effective tax rate is a result of the net losses incurred at the holding company throughout 2004 for which a valuation allowance has been established.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2004, cash and cash equivalents totaled $14.1 million. At September 30, 2004, the Company had commitments to fund loans of $1.1 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $104.5 million. Management believes, based on past experience that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of September 30, 2004:

	ACTUAL		REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Core capital (to adjusted total assets)	$23,829	7.68%	$12,418	4.00%	$11,411	3.68%
Tangible capital (to adjusted total assets)	23,829	7.68	4,657	1.50	19,172	6.18
Risk-based capital (to risk-weighted assets)	24,730	16.96	11,666	8.00	13,064	8.96

SUBSEQUENT EVENT

During the quarter ended December 31, 2001, the Company recorded an impairment loss of $596,000 related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relation to these certificates of deposit. During October 2004, the Company received a check in the amount of $29,800 in relation to the distribution of receivership assets from the securities fraud. As a result, the Company’s income statement will reflect an increase in other income for the fourth quarter of 2004. During October 2004, the Company also received a letter indicating that a fifth distribution of receivership of assets is in progress. The Company expects to recover an additional $29,800 through this fifth distribution however, due to the uncertainty of the distribution, no additional amounts have been recorded in income.

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

Quantitative Aspects of Market Risk. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at June 30, 2004, the latest date for which information is available, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. The Company expects September’s net portfolio value to be similar to that of June 30, 2004 as shown below. All model outputs associated with the –300 and –200 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Basis Point Change
	(Dollars in thousands)
300	$19,611	(14,299)	(42)%	6.68%	(415	)bp
200	25,179	(8,730)	(26)	8.37	(246	)bp
100	30,061	(3,848)	(11)	9.78	(105	)bp
Static	33,909	—	—	10.83	—
(100)	36,698	2,788	8	11.55	72	bp
(200)	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A

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

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

On August 3, 2004, the Company held its annual meeting of stockholders for the purpose of the election of two directors to three-year terms and the ratification of Crowe Chizek and Company LLC as the Company’s independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

Election of Directors	Number of Votes For:	Number of Votes Withheld:
Dr. Stephan L. Roth	1,140,656	5,644

Richard D. Stephens	1,141,531	4,769

The Directors whose terms continued and the years their terms expire are as follows: Franklin M. Hartzell (2005), Murrel Hollis (2005), Eldon Mette (2005), B. Bradford Billings (2006), Gerald L. Prunty (2006), and James J. Stebor (2006).

	Number of Votes For	Number of Votes Against	Number of Votes Abstained
Ratification of Crowe Chizek and Company LLC as the Company’s Independent Auditor	1,136,516	5,215	4,569

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of First Federal Bancshares, Inc. (1)

3.2	Bylaws of First Federal Bancshares, Inc. (2)

4.0	Specimen Stock Certificate of First Federal Bancshares, Inc. (1)

10.1	Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (3)

10.2	Employment Agreement between First Federal Bank and James J. Stebor (3)

10.3	First Federal Bank Supplemental Executive Retirement Plan (3)

10.4	First Federal Bank Employee Severance Compensation Plan (3)

10.5	First Federal Bancshares, Inc. 2001 Stock-Based Incentive Plan (4)

10.6	Non-Competition and Consulting Agreement by and between First Federal Bank and Eldon R. Mette (5)

10.7	PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan (6)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.
(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on March 28, 2002.
(3)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on November 14, 2000.
(4)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on August 13, 2001.
(5)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on April 11, 2003.
(6)	Incorporated by reference to PFSB Bancorp, Inc.’s Registration Statement on Form S-8 (SEC No. 333-35020) filed on April 18, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

Date: November 15, 2004	/s/ James J. Stebor
James J. Stebor
President and Chief Executive Officer

Date: November 15, 2004	/s/ Cathy D. Pendell
Cathy D. Pendell
Treasurer