Form 10-K
period 2004-12-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2005-03-31
CIK 1113107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-30753

FIRST FEDERAL BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	37-1397683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 East Depot Street, Colchester, Illinois	62326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (309) 776-3225

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter was $29,293,123.75 based upon the closing price of $27.07 as quoted on the Nasdaq National Market.

The number of shares outstanding of the registrant’s common stock as of March 7, 2005 was 1,318,099.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Annual Report to Stockholders and of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the market area in which First Federal Bancshares operates, as well as nationwide, First Federal Bancshare’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. First Federal Bancshares assumes no obligation to update any forward-looking statements.

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

The market area served by First Federal is generally rural and has an agriculturally-based economy. Adams County, Illinois, which is home to the city of Quincy, is a regional population and employment center for west central Illinois and northeast Missouri. Quincy has a diverse employment base and serves as a center for education, healthcare and related services. As of June 30, 2004, First Federal held 6.19% of the deposits in Quincy which was the 6th largest share of deposits out of 11 institutions in the city.

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

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One- to four-family	$84,098	61.31%	$82,931	62.41%	$108,816	71.92%	$75,904	66.98%	$81,630	70.32%
Multi-family and commercial	34,962	25.49	30,453	22.92	24,281	16.05	19,973	17.62	15,767	13.58
Construction	3,305	2.41	1,579	1.19	1,221	0.81	439	0.39	964	0.83

Total real estate loans	122,365	89.21	114,963	86.52	134,318	88.78	96,316	84.99	98,361	84.73
Commercial loans	6,932	5.06	7,191	5.41	6,136	4.06	5,684	5.02	5,281	4.55
Consumer and other loans:
Automobile	5,075	3.70	4,470	3.36	4,342	2.87	5,055	4.46	5,599	4.82
Home improvement	484	0.35	1,405	1.06	1,823	1.20	2,270	2.00	2,491	2.15
Share loans	1,282	0.93	1,231	0.93	1,279	0.84	931	0.82	1,004	0.87
Other	1,025	0.75	3,621	2.72	3,400	2.25	3,068	2.71	3,347	2.88

Total consumer and other loans	7,866	5.73	10,727	8.07	10,844	7.16	11,324	9.99	12,441	10.72

Total loans	137,163	100.00%	132,881	100.00%	151,298	100.00%	113,324	100.00%	116,083	100.00%

Add:
Real estate in judgment	20		—		—		—		—
Less:
Deferred loan origination fees and discounts	90		17		(53)		121		108
Allowance for loan losses	(942)		(963)		(976)		(534)		(572)

Total loans, net	$136,331		$131,935		$150,269		$112,911		$115,619

The following table presents certain information at December 31, 2004 regarding the dollar amount of loans maturing in First Federal’ s portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses. Construction loans are originated as construction/permanent. Therefore, some construction loans may have a term of longer than one year.

	At December 31, 2004
	One- to Four- Family	Multi- Family and Commercial Real Estate	Construction	Consumer	Commercial	Total Loans
	(In thousands)
Amounts due in:
One year or less	$7,044	$1,905	$3,261	$1,331	$3,085	$16,626
More than one year to three years	14,635	5,213	44	3,131	1,883	24,906
More than three years to five years	7,673	16,265	—	3,132	1,143	28,213
More than five years to 10 years	5,602	3,782	—	234	821	10,439
More than 10 years to 20 years	21,976	3,709	—	38	—	25,723
More than 20 years	27,168	4,088	—	—	—	31,256

Total amount due	$84,098	$34,962	$3,305	$7,866	$6,932	$137,163

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

The following table presents the dollar amount of all loans due after December 31, 2005, that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2005
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family	$24,625	$52,429	$77,054
Multi-family and commercial	24,375	8,682	33,057
Construction	—	44	44
Total real estate loans	49,000	61,155	110,155
Consumer loans	6,535	—	6,535
Commercial loans	3,221	626	3,847

Total loans	$58,756	$61,781	$120,537

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

First Federal offers 15-, 20- and 30-year fixed-rate mortgage loans through the Federal Home Loan Bank’s Mortgage Partnership Finance Program (the “MPF Program”) and through Countrywide Home Loans. Through the MPF Program, mortgage loans are funded and owned by the Federal Home Loan Bank of Chicago and serviced by First Federal. Through Countrywide Home Loans, mortgage loans are funded by First Federal, then they are purchased and serviced by Countrywide.

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

Multi-family and Commercial Real Estate Loans. Most of the multi-family loans and commercial real estate loans originated by First Federal are five-year and three-year balloon loans with payments based on an amortization schedule of up to 20 years. Generally, the maximum loan-to-value ratio for a multi-family or commercial real estate loan is 75%. First Federal requires written appraisals prepared by an approved independent appraiser of all properties located in Quincy, Illinois securing multi-family or commercial real estate loans in amounts over $50,000 and all properties located in the remainder of First Federal’s market area securing multi-family or commercial real estate loans in amounts over $5,000. At December 31, 2004, First Federal’s commercial real estate loans were secured by a variety of properties, including retail and small office properties, farmland and churches.

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

Consumer Loans. First Federal offers a variety of consumer loans, including fully amortized home equity loans, home equity lines of credit, second mortgage loans and automobile loans.

First Federal offers closed-end homeowner equity loan programs insured through Old Republic Insured Credit Services. This program includes property improvement loans to 100% of improved value, home equity loans to 90% loan-to-value ratio and homeowner purchase money loans up to 100% loan-to-value ratio.

Also offered are insured open-end homeowner equity line programs for property improvement, home equity and homeowner purchase money loans. Maximum loan-to-value ratios are identical to the closed-end homeowner equity loan programs.

First Federal’s second mortgage loans are generally five-year, fixed-rate loans or five-year balloon loans. The underwriting standards employed by First Federal for home equity and second mortgage loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.

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

Loan Underwriting Risks. Adjustable-rate mortgage loans help reduce First Federal’s exposure to changes in interest rates. The retention of balloon loans in First Federal’s loan portfolio, which through the use of extension agreements function like adjustable-rate mortgage loans, also helps reduce First Federal’s exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. It is possible that during periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. In addition, although adjustable-rate mortgage loans make First Federal’s asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. Because of these considerations, First Federal has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in First Federal’s cost of funds during periods of rising interest rates. First Federal believes these risks, which have not had a material adverse effect on First Federal to date, are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

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

Loans to One Borrower. The maximum amount that First Federal may lend to one borrower is limited by regulation. At December 31, 2004, First Federal’s regulatory limit on loans to one borrower was $3.8 million. At that date, First Federal’s largest amount of loans to one borrower, including the borrower’s related interests, was approximately $2.9 million and consisted of commercial real estate loans located in First Federal’s market area. These loans were performing according to their original terms at December 31, 2004.

Loan Originations, Purchases and Sales. First Federal’s lending activities are conducted by its employees operating through First Federal’s offices. First Federal relies on advertising, referrals from realtors and customers, and personal contact by First Federal’ s staff to generate loan originations. First Federal does not use loan correspondents or other third-parties to originate loans and, in recent years, has not been an active purchaser of loans; however, loan purchases may be needed to implement strategies contained in First Federal’s business plan. In the past, First Federal purchased whole loans and participation interests in commercial and residential mortgage loans through a mortgage company in Colorado. First Federal has also participated in a small amount of loans through a group of institutions organized to lend to businesses in the Quincy, Illinois business district. In addition, First Federal also purchases participation interests in multi-family and commercial real estate loans, which are generally adjustable-rate loans indexed to the prime rate with terms of up to 25 years. Except for loans originated through the Federal Home Loan Bank’s Mortgage Partnership Finance Program and Countrywide Home Loans, First Federal generally retains for its portfolio all of the loans that it originates.

The following table presents total loans originated, purchased and repaid during the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Loans at beginning of period	$132,881	$151,298	$113,324
Originations:
Real estate:
One- to four-family	13,039	10,103	9,224
Multi-family and commercial	9,618	5,194	1,926
Construction	2,507	1,995	1,211

Total real estate loans	25,164	17,292	12,361

Consumer:
Home improvement	673	570	670
Automobile	3,771	3,345	2,296
Other	3,131	3,815	2,911

Total consumer loans	7,575	7,730	5,877

Commercial	5,945	6,284	4,951

Total loans originated	38,684	31,306	23,189

Loans acquired through acquisition of PFSB Bancorp - gross	—	—	47,436
Loans purchased	4,039	7,137	2,584
Deduct:
Principal loan repayments and prepayments	38,179	56,358	34,889
Transfers to REO and repossessed assets	262	502	346

Sub-total	38,441	56,860	35,235
Net loan activity	4,282	(18,417)	37,974

Loans at end of period	$137,163	$132,881	$151,298

Nonperforming Assets and Delinquencies. The following table presents information with respect to First Federal’s nonperforming assets at the dates indicated.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Accruing loans past due 90 days or more:
One- to four-family real estate	$875	$925	$1,709	$738	$806
Multi-family and commercial real estate	—	24	86	50	87
Consumer	27	44	123	83	174
Commercial	—	—	—	—	—

Total	902	993	1,918	871	1,067
Non-accruing loans:
One- to four-family real estate	596	84	—	34	23
Multi-family and commercial real estate	333	62	—	—	—
Consumer	—	—	—	—	—
Commercial	—	14	—	—	—

Total	929	160	—	34	23
Real estate owned (REO)	101	149	—	195	—
Other repossessed assets	53	—	277	20	64

Total nonperforming assets	$1,985	$1,302	$2,195	$1,120	$1,154

Total nonperforming loans as a percentage of total loans	1.33%	0.87%	1.27%	0.80%	0.94%
Total nonperforming assets as a percentage of total assets	0.63%	0.40%	0.69%	0.46%	0.49%

Interest income that would have been recorded for the year ended December 31, 2004 had nonaccruing loans been current according to their original terms amounted to $25,853. No interest related to these loans was included in interest income for the year ended December 31, 2004.

First Federal ceases accruing interest on loans when principal or interest payments are delinquent 90 days or more unless the loan is adequately collateralized and in the process of collection. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income once management determines that interest is uncollectible.

The following tables sets forth the delinquencies in First Federal’s loan portfolio as of the dates indicated.

	At December 31,
	2004				2003
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	48	$1,469	40	$1,471	46	$1,410	35	$1,009
Multi-family and commercial	2	22	1	333	3	48	3	86
Construction	1	1	—	—	—	—	—	—
Consumer loans:
Home improvement	2	4	—	—	5	20	3	20
Automobile	3	10	8	23	2	6	1	14
Other	1	1	1	4	6	48	4	10
Commercial loans	—	—	—	—	—	—	1	14

Total	57	$1,507	50	$1,831	62	$1,532	47	$1,153

Delinquent loans to total loans		1.10%		1.33%		1.15%		0.87%

	At December 31, 2002
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	46	$1,283	48	$1,709
Multi-family and commercial	—	—	3	86
Construction	—	—	—	—
Consumer loans:
Home improvement	3	18	7	35
Automobile	9	55	7	44
Other	5	12	6	44
Commercial loans	—	—	—	—

Total	63	$1,368	71	$1,918

Delinquent loans to total loans		0.90%		1.27%

Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges to expense. At December 31, 2004, First Federal had real estate owned in the amount of $101,000, consisting of single family loans.

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

The following table presents classified assets at December 31, 2004.

	Loss		Doubtful		Substandard		Special Mention
	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$—	—	$—	—	$399	12	$613	12
Multi-family and commercial	—	—	—	—	302	1	15	1
Land	—	—	—	—	323	1	—	—
Consumer loans:
Home improvement	—	—	—	—	—	—	—	—
Automobile	—	—	—	—	29	9	—	—
Share loans	—	—	—	—	—	—	—	—
Other	—	—	—	—	26	1	—	—
Commercial loans	—	—	—	—	—	—	—	—

Total	—	—	—	—	$1,079	24	$628	13

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

At December 31, 2004, First Federal’s allowance for loan losses represented 0.69% of total loans and 51.45% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while First Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal’s loan portfolio, will not request First Federal to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal’s financial condition and results of operations.

The following table presents an analysis of First Federal’s allowance for loan losses.

	Year Ended December 31,				Ten Months Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$963	$976	$534	$572	$483
Charged-off loans:
One- to four-family real estate	(54)	(74)	—	—	—
Multi-family and commercial	—	(2)	—	—	—
Consumer	(40)	(113)	(25)	(178)	—
Deposits	(2)	—	—	—	—

Total charged-off loans	(96)	(189)	(25)	(178)	—
Recoveries on loans previously charged off:
One- to four-family real estate	24	5	—	—	—
Multi-family and commercial	—	—	—	—	15
Consumer	49	81	88	37	3
Deposits	2	—	—	—	—

Total recoveries	75	86	88	37	18
Net recoveries (charge-offs)	(21)	(103)	63	(141)	18
Allowance acquired	—	—	372	—	—

Provision for loan losses	—	90	7	103	71

Allowance for loan losses, end of period	$942	$963	$976	$534	$572

Allowance for loan losses to total loans	0.69%	0.72%	0.65%	0.47%	0.49%
Allowance for loan losses to nonperforming loans and troubled debt restructurings	51.45	83.52	50.89	59.01	52.48
Recoveries to charge-offs	78.13	45.50	352.00	20.79	—
Net charge-offs (recoveries) to average loans outstanding	0.02	0.07	(0.06)	0.12	—

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

	At December 31,
	2004			2003			2002
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate	$590	62.63%	89.21%	$621	64.49%	86.52%	$571	58.51%	88.78%
Consumer	70	7.43	5.74	76	7.89	8.07	85	8.71	7.16
Commercial	73	7.75	5.05	86	8.93	5.41	196	20.08	4.06
Unallocated	209	22.19	—	180	18.69	—	124	12.70	—

Total allowance for loan losses	$942	100.00%		$963	100.00%		$976	100.00%

	At December 31,
	2001			2000
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate	$220	41.20%	84.99%	$195	34.09%	84.73%
Consumer	88	16.48	9.99	156	27.27	10.72
Commercial	99	11.98	5.02	99	17.31	4.55
Unallocated	127	30.34	—	122	21.33	—

Total allowance for loan losses	$534	100.00%		$572	100.00%

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

First Federal’s investment portfolio grew in 2002 and 2003 due to the low interest rate environment, however, First Federal ‘s investment portfolio decreased in 2004 due to the deployment of investments to fund First Federal Bancshares’ tender offer and to fund loan growth. The low interest rate environment led to a higher demand for long-term, fixed-rate loans, and caused borrowers to refinance adjustable-rate mortgage loans. First Federal began offering fixed-rate loans in 2000 but still experienced numerous pay-offs due to extreme competition for these loans both locally and nationally. During 2004, First Federal originated $11.8 million of loans funded through the MPF Program. As market conditions permit, First Federal intends to use funds from the sale and maturity of securities to make new loans or retire debt.

Generally accepted accounting principles require that securities be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. First Federal does not currently use or maintain a trading account. In 2003, First Federal reclassified all debt and equity securities classified as “held to maturity” as “available for sale.” Prior to 2003, debt and equity securities not classified as “held to maturity” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

At December 31, 2004, First Federal did not own any securities, other than disclosed in the following table, that had an aggregate book value in excess of 10% of First Federal’s retained earnings at that date.

The following table presents the amortized cost and fair value of First Federal’s securities, by type of security, at the dates indicated.

	At December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities:
Debt securities held-to-maturity:
Obligations of U.S. government agencies	$—	$—	$—	$—	$9,690	$9,772
Other securities	—	—	—	—	14,568	14,764

Total	—	—	—	—	24,258	24,536

Debt securities available-for-sale:
Obligations of U.S. Treasury and U.S. government agencies	27,571	26,932	36,570	36,021	20,990	21,519
Other securities	15,938	16,111	29,288	29,630	17,198	17,432

Total	43,509	43,043	65,858	65,651	38,188	38,951

Equity securities available-for-sale:
FHLB stock	1,562	1,562	1,388	1,388	1,119	1,119
FHLMC stock	40	907	57	1,019	41	1,051
U.S. government mortgage securities fund	18,629	18,285	17,860	17,632	17,187	17,236
Adjustable rate mortgage securities fund	9,313	9,232	9,096	9,079	8,900	8,946
ULTRA Fund	1,446	1,435	1,002	1,003	—	—

Total equity securities available-for-sale	30,990	31,421	29,403	30,121	27,247	28,352

Total debt and equity securities	74,499	74,464	95,261	95,772	89,693	91,839

Mortgage-related securities:
Mortgage-related securities held-to-maturity:
FHLMC	—	—	—	—	141	154
FNMA	—	—	—	—	68	70
GNMA	—	—	—	—	4	4

Total mortgage-related securities held-to-maturity	—	—	—	—	213	228
Mortgage-related securities available-for-sale:
FHLMC	12,868	12,768	20,360	20,452	12,700	13,238
FNMA	44,673	44,024	34,060	33,744	9,594	10,368
GNMA	18,501	18,390	8,342	8,360	620	653
Private CMO	3,986	3,976	1,992	2,009	—	—

Total mortgage-related securities available-for-sale	80,028	79,158	64,754	64,565	22,914	24,259

Total mortgage-related securities	80,028	79,158	64,754	64,565	23,127	24,487
Net unrealized gains on available-for-sale securities	(905)	—	322	—	3,213	—

Total securities	$153,622	$153,622	$160,337	$160,337	$116,033	$116,326

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of First Federal’s debt securities and mortgage-related securities as of December 31, 2004.

	At December 31, 2004
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale securities:
Debt securities:
Municipals securities(1)	$90	3.41%	$2,046	5.80%	$4,076	6.38%	$1,308	6.50%	$7,520	6.21%
Obligations of U.S. Government agencies	—	—	8,804	3.22	18,128	4.27	—	—	26,932	3.93
Asset-backed securities and SBA	—	—	—	—	—	—	2,555	2.01	2,555	2.01
Corporate bond	—	—	—	—	6,036	4.82	—	—	6,036	4.82
Private CMO	—	—	—	—	—	—	3,976	3.86	3,976	3.86
Mortgage-related securities	—	—	2,648	3.79	35,659	3.67	36,875	3.85	75,182	3.76

Total securities at fair value	$90	3.41%	$13,498	3.72%	$63,899	4.12%	$44,714	3.48%	$122,201	3.84%

(1)	Weighted average yield for municipal securities is presented on a tax equivalent basis based on an assumed tax rate of 34%.

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

Deposit Accounts. Nearly all of First Federal’s depositors reside in Illinois, Missouri, or Iowa. First Federal offers a wide variety of deposit accounts with a range of interest rates and terms. First Federal ‘s deposit accounts consist of a variety of savings accounts, checking and NOW accounts, certificates of deposit, individual retirement accounts and money market accounts. The maturities of First Federal’s certificate of deposit accounts range from 91 days to five years. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate. First Federal reviews its deposit mix and pricing weekly.

First Federal believes it is competitive in the interest rates it offers on its deposit products. First Federal determines the rates paid based on a number of factors, including rates paid by competitors, First Federal’s need for funds and cost of funds, borrowing costs and movements of market interest rates. In the past, First Federal utilizes brokers to obtain deposits, however, at December 31, 2004 had no brokered deposits.

The following table indicates the amount of First Federal’s jumbo certificates of deposits by time remaining until maturity as of December 31, 2004. Jumbo certificates of deposits have principal balances of $100,000 or more.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$4,559	2.46%
Over three through six months	4,393	2.46
Over six through 12 months	5,793	3.23
Over 12 months	16,884	3.30

Total	$31,629	3.05

The following table presents the deposit activity of First Federal for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Beginning balance	$271,850	$263,834	$192,784
Increase (decrease) before interest credited	(2,935)	2,364	1,058
Assumption of deposits at fair value	—	—	64,796
Interest credited	4,796	5,652	5,196

Net increase	1,861	8,016	71,050

Ending balance	$273,711	$271,850	$263,834

The following table sets forth the balances and changes in dollar amounts in the various accounts offered by First Federal between the dates indicated.

	Year Ended December 31,
	2004			2003			2002
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
						(Dollars in thousands)
Savings accounts	$35,448	12.95%	$1,538	$33,910	12.47%	$2,055	$31,855	12.07%	$12,607
Money market deposits	25,221	9.21	5,395	19,826	7.29	(2,777)	22,603	8.57	764
NOW accounts	24,011	8.77	376	23,635	8.70	110	23,525	8.92	6,338
Certificates maturing:
Within 1 year	92,337	33.74	(19,925)	112,262	41.29	(7,504)	119,766	45.40	33,165
After 1 year, but within 2 years	57,567	21.03	13,036	44,531	16.38	14,160	30,371	11.50	(915)
After 2 years, but within 5 years	35,871	13.11	2,197	33,674	12.39	1,682	31,992	12.13	18,525

Total certificates	185,775	67.88	(4,692)	190,467	70.06	8,338	182,129	69.03	50,775
Noninterest-bearing deposits	3,256	1.19	(756)	4,012	1.48	290	3,722	1.41	566

Total	$273,711	100.00%	$1,861	$271,850	100.00%	$8,016	$263,834	100.00%	$71,050

Borrowings. First Federal has the ability to use advances from the Federal Home Loan Bank of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Chicago functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Chicago, First Federal is required to own capital stock in the Federal Home Loan Bank of Chicago and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2004, First Federal had the ability to borrow a total of approximately $308,000 from the Federal Home Loan Bank of Chicago without securing advances with securities specifically assigned to the Federal Home Loan Bank of Chicago.

The following tables presents certain information regarding First Federal’s use of Federal Home Loan Bank of Chicago advances during the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$6,114	$4,888	$3,934
Maximum amount outstanding at any month-end during the period	6,450	8,000	4,000
Balance outstanding at end of period	6,450	6,000	4,000
Weighted average interest rate during the period	2.89	3.42	3.91
Weighted average interest rate at end of period	3.65	2.52	3.86

Subsidiary Activities

First Federal Bancshares’ sole subsidiary is First Federal Bank. First Federal has no subsidiaries.

Personnel

As of December 31, 2004, First Federal had 78 full-time employees and 13 part-time employees, none of whom is represented by a collective bargaining unit. First Federal believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, First Federal Bancshares is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. First Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. First Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. First Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test First Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on First Federal Bancshares, First Federal and their operations. Certain regulatory requirements applicable to First Federal and to First Federal Bancshares are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effects on First Federal and First Federal Bancshares and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

First Federal Bancshares is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as First Federal Bancshares was not generally restricted as to the types of business activities in which it may engage, provided that First Federal continued to be a qualified thrift lender. See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the QTL Test. First Federal Bancshares does not qualify for the grandfather and is limited to such activities. Upon any non-supervisory acquisition by First Federal Bancshares of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, First Federal Bancshares would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the OTS has issued an interpretation concluding that the multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

Acquisition of First Federal Bancshares. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company or savings association), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or a savings association. A change of control may occur, and prior notice is required, upon the acquisition of 10% or more of First Federal Bancshares’ outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of First Federal Bancshares. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal banks may engage. In particular, certain lending authority for federal banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2004, First Federal met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. First Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2003, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.50 basis points of assessable deposits.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2004, First Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like First Federal, it is a subsidiary of a holding company. In the event First Federal’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, First Federal’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

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

The Sarbanes Oxley Act of 2002 generally prohibits loans by First Federal Bancshares to its executive officers and directors. However, that act contains a specific exception for loans by First Federal to its executive officer’s and directors in compliance with federal banking laws. Under such laws First Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on Firs t Federal’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Federal Home Loan Bank System

First Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. First Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2004 of $1.6 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $47.6 million; a 10% reserve ratio is applied above $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. First Federal complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. First Federal Bancshares and First Federal Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to First Federal Bancshares and First Federal Bank in the same manner as to other corporations with some exceptions, including particularly First Federal Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal Bank or First Federal Bancshares. First Federal Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 1997. For its 2004 tax year, First Federal’s maximum federal income tax rate was 34%.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers and key employees of the Company and First Federal who are not also directors. The following individuals are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. Ages are as of December 31, 2004.

Peggy L. Higgins has served as Assistant Treasurer of the Company and Treasurer of First Federal since 2000. Ms. Higgins has also served as Senior Vice President of First Federal since 1998. Prior to becoming Senior Vice President, Ms. Higgins served as a Vice President. She has been affiliated with First Federal since 1976. Age 51.

Cathy D. Pendell has served as Treasurer of the Company since 2000 and Chief Financial Officer and Senior Vice President of First Federal since 2002 and 1998, respectively. She has been affiliated with First Federal since 1976. Ms. Pendell is a certified public accountant. Age 45.

Millie R. Shields has served as Senior Vice President of First Federal since 1998 and as Secretary of the Company and First Federal since 2004. Prior to becoming Senior Vice President, Ms. Shields served as a Vice President. She has been affiliated with First Federal since 1978. Age 45.

Mark A. Tyrpin joined First Federal in September 1999 as Vice President and head of the commercial loan department. From 1990 until joining First Federal, Mr. Tyrpin was with Bank of America (formerly, NationsBank), most recently with the title of Vice President/Commercial Loan Manager. Age 39.

ITEM 2. PROPERTIES

Properties

First Federal currently conducts its business through its main office located in Colchester, Illinois, and seven other full-service banking offices, all of which it owns.

Location	Year Acquired	Net Book Value of Property at December 31, 2004
		(In thousands)
109 East Depot Street Colchester, Illinois 62326	1940	$50,022
2001 Maine Street Quincy, Illinois 62301	1977	234,170
101 North 36th Street Quincy, Illinois 62301	1988	1,264,559
430 West Jackson Street Macomb, Illinois 61455	1984	361,256
190 East Hurst Street Bushnell, Illinois 61422	1989	127,312
123 West Lafayette Street Palmyra, Missouri 63461	2002	270,738
600 Washington Street Canton, Missouri 63435	2002	247,858
180 S. Johnson Street Kahoka, Missouri 63445	2002	413,907

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information regarding the market for First Federal Bancshares’ common equity and related stockholder matters is incorporated herein by reference to First Federal Bancshares’ 2005 Annual Report to Stockholders at “Investor and Corporate Information.”

Purchases of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2004.

Period	(a) Total number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 through October 31, 2004	2,155	(1)	$23.99	—	—
November 1, 2004 through November 30, 2004	—		—	—	—
December 1, 2004 through December 31, 2004	—		—	—	—

(1)	Purchased through unsolicited private transactions.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the Section captioned “Selected Consolidated Financial Information” in the 2005 Annual Report to Stockholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to First Federal Bancshares’ 2005 Annual Report to Stockholders at “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information regarding financial statements is incorporated herein by reference to First Federal Bancshares’ 2005 Annual Report to Stockholders in the Consolidated Financial Statements and the Notes thereto.

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

ITEM 9B. OTHER INFORMATION

Under the First Federal Bancshares, Inc. 2001 Stock-Based Incentive Plan, which was adopted by the Company’s stockholders on April 17, 2001, B. Bradford Billings, a Director of the Company, received non-statutory stock options to purchase 7,701 shares of common stock at an exercise price of $22.50, the fair market value of the common stock on December 15, 2004, the date the options were granted. The options vest equally over a five-year period.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the directors and officers of First Federal Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2005 Annual Meeting of Stockholders and to Part I, Item 1, “Description of Business — Executive Officers of the Registrant.”

First Federal Bancshares has adopted a Code of Ethics and Business Conduct. See the Exhibits to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2005 Annual Meeting of Stockholders.

Equity Compensation Plan Information as of December 31, 2004

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	211,761	$15.18	—
Equity compensation plans not approved by security holders	—	—	—

Total	211,761	$15.18	—

(1)	Includes 13,796 options that were assumed in connection with the acquisition of PFSB Bancorp, Inc., which have a weighted average exercise price of $8.52.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and services is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	(1)	The following are filed as a part of this report by means of incorporation to First Federal Bancshares’ 2004 Annual Report to Stockholders:

• Report of Independent Auditors

• Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

• Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

• Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

• Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

• Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

	3.1	Certificate of Incorporation of First Federal Bancshares, Inc.(1)

	3.2	Bylaws of First Federal Bancshares, Inc.(2)

	4.0	Specimen Stock Certificate of First Federal Bancshares, Inc.(1)

	10.1	Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (3)

	10.2	Employment Agreement between First Federal Bank and James J. Stebor (3)

	10.3	First Federal Bank Supplemental Executive Retirement Plan (3)

	10.4	First Federal Bank Employee Severance Compensation Plan (3)

	10.5	First Federal Bancshares, Inc. 2002 Stock-Based Incentive Plan (4)

	10.6	PFSB Bancorp, Inc. 2001 Stock-Based Incentive Plan (5)

	10.7	Form of NSO Award Agreement

	13.0	Portions of the Annual Report to Stockholders

	14.1	Code of Ethics and Business Conduct (6)

	21.0	List of Subsidiaries

	23.0	Consent of Crowe Chizek and Company LLC

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.
(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on March 28, 2002.
(3)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on November 14, 2000.
(4)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on August 13, 2001.
(5)	Incorporated by reference to PFSB Bancorp, Inc.’s Registration Statement on Form S-8 (SEC No. 333-35020) filed on April 18, 2000.
(6)	Incorporated herein by reference from the Current Report on Form 8-K, as amended, filed on October 17, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

Date: March 28, 2005	By:	/s/ James J. Stebor
James J. Stebor President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James J. Stebor	President, Chief Executive Officer and Director	March 28, 2005
James J. Stebor	(principal executive officer)

/s/ Cathy D. Pendell Cathy D. Pendell	Treasurer (principal financial and accounting officer)	March 28, 2005

/s/ Franklin M. Hartzell Franklin M. Hartzell	Director	March 28, 2005

/s/ Stephan L. Roth Stephan L. Roth	Director	March 28, 2005

/s/ Richard D. Stephens Richard D. Stephens	Director	March 28, 2005

/s/ Murrel Hollis Murrel Hollis	Director	March 28, 2005

/s/ Gerald L. Prunty Gerald L. Prunty	Director	March 28, 2005

/s/ B. Bradford Billings B. Bradford Billings	Director	March 28, 2005

/s/ Eldon R. Mette Eldon R. Mette	Director	March 28, 2005