Form 10-Q
period 2005-03-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2005-05-12
CIK 1113107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, the Registrant had outstanding 1,244,274 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(in thousands of dollars, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$15,714	$14,387
Time deposits in other financial institutions	295	295
Securities available-for-sale at fair value	149,170	153,622
Loans receivable, net	146,041	136,331
Real estate owned	112	101
Premises and equipment, net	3,437	3,471
Accrued interest receivable	1,516	1,363
Goodwill	1,340	1,340
Core deposits and other intangibles	238	248
Other assets	1,956	1,329

TOTAL ASSETS	$319,819	$312,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$281,494	$273,711
Advances from borrowers for taxes and insurance	319	184
Federal Home Loan Bank advances	6,450	6,450
Accrued interest payable	628	592
Other liabilities	408	209
Subordinated debt	7,217	7,217

Total liabilities	296,516	288,363

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized; 2,242,500 shares issued	22	22
Additional paid-in capital	22,996	22,954
Unearned ESOP shares	(987)	(1,032)
Unearned stock awards	(406)	(474)
Treasury stock (March 31 – 923,501 shares, December 31 – 925,401)	(28,127)	(28,185)
Retained earnings	31,532	31,393
Accumulated other comprehensive loss	(1,727)	(554)

Total shareholders’ equity	23,303	24,124

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$319,819	$312,487

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

(in thousands of dollars, except share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income
Loans	$2,114	$2,072
Securities	1,491	1,468
Other interest income	75	49

Total interest income	3,680	3,589

Interest expense
Deposits	1,590	1,408
Federal Home Loan Bank advances	56	38
Subordinated debtentures	105	—

Total interest expense	1,751	1,446

Net interest income	1,929	2,143

Provision for loan losses	—	—

Net interest income after provision for loan losses	1,929	2,143

Noninterest income
Service charges	23	12
Loan origination and servicing fees	57	59
Other fee income	121	79
Net gain on sale of securities	4	380
Recovery of impairment loss	—	25
Other income	23	15

Total noninterest income	228	570

Noninterest expense
Compensation and benefits	1,041	1,032
Occupancy and equipment	140	140
Data processing	150	166
Federal insurance premiums	29	29
Advertising	41	39
Professional fees	75	93
Other noninterest expenses	232	228

Total noninterest expense	1,708	1,727

Income before income taxes	449	986

Provision for income taxes	164	418

Net income	$285	$568

Earnings per share
Basic	$.24	$.34
Diluted	$.23	$.31

Weighted average shares	1,186,654	1,691,921
Comprehensive income (loss)	$(888)	$1,251

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Three months ended March 31, 2004 and 2005

(in thousands of dollars, except share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance at December 31, 2003	$22	$22,582	$(1,211)	$(745)	$(9,902)	$30,180	$197	$41,393
Options exercised (12,104 shares)		(88)	—	—	310		—	222
ESOP shares earned	—	108	45	—	—	—	—	153
Stock awards earned	—	—	—	68	—	—	—	68
Dividends declared ($.11 per share)	—	—	—	—	—	(193)	—	(193)
Comprehensive income
Net income	—	—	—	—	—	568	—	568
Change in fair value of securities classified as available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	683	683

Total comprehensive income								1,251

Balance at March 31, 2004	$22	$22,872	$(1,166)	$(677)	$(9,592)	$30,555	$880	$42,894

Balance at December 31, 2004	$22	$22,954	$(1,032)	$(474)	$(28,185)	$31,393	$(554)	$24,124
Options exercised (1,900 shares)	—	(24)	—	—	58	—	—	34
ESOP shares earned	—	66	45	—	—	—	—	111
Stock awards earned	—	—	—	68	—	—	—	68
Dividends declared ($.12 per share)	—	—	—	—	—	(146)	—	(146)
Comprehensive income
Net income	—	—	—	—	—	285	—	285
Change in fair value of securities classified as available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(1,173)	(1,173)

Total comprehensive loss								(888)

Balance at March 31, 2005	$22	$22,996	$(987)	$(406)	$(28,127)	$31,532	$(1,727)	$23,303

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285	$568
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	64	65
Gain on sale of real estate owned	(3)	(7)
Net amortization of premiums and discounts	26	62
ESOP compensation expense	111	153
Stock award compensation expense	68	68
Amortization of intangible assets	10	10
Deferred income tax	91	—
Dividend reinvestments	(290)	(250)
Federal Home Loan Bank stock dividends	(21)	(23)
Net gain on sale of securities	(4)	(380)
Net changes in
Accrued interest receivable and other assets	(114)	(437)
Deferred loan costs	(3)	164
Accrued interest payable and other liabilities	222	383

Net cash from operating activities	442	376

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(2,460)	(37,120)
Principal paydowns on mortgage-backed securities	2,945	3,731
Redemption of Federal Home Loan Bank stock	—	20
Proceeds from maturities of securities	—	5,175
Proceeds from sale of securities available-for-sale	2,338	18,269
Purchase of loans	(9,830)	(428)
Net increase in loans receivable	92	3,242
Proceeds from sale of real estate owned	23	78
Purchase of property and equipment	(30)	(87)

Net cash from investing activities	(6,922)	(7,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	7,783	3,476
Net change in advances from borrowers for taxes and insurance	135	126
Proceeds from subordinated debt	—	7,217
Dividends paid	(145)	(205)
Options exercised	34	222

Net cash from financing activities	7,807	10,836

Net change in cash and cash equivalents	1,327	4,092

Cash and cash equivalents
Beginning of period	14,387	29,124

End of period	$15,714	$33,216

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,715	$1,456
Taxes, net of refunds	34	(2)
Transfers to real estate owned	31	64

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim consolidated statements should be read in conjunction with First Federal Bancshares, Inc.’s (“First Federal Bancshares” or the “Company”) Annual Report on Form 10-K. The December 31, 2004 consolidated balance sheet presented herein has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2005. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Earnings Per Share

For purposes of per share calculations, the Company had 1,318,999 and 1,866,291 shares of common stock outstanding at March 31, 2005 and 2004 respectively. Basic earnings per share for the three months ended March 31, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the three months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Basic
Net income	$285	$568

Weighted average common shares outstanding	1,187	1,692

Basic earnings per common share	$.24	$.34

Diluted
Net income	$285	$568

Weighted average common shares outstanding	1,187	1,692
Dilutive effect of stock options	69	108
Dilutive effect of stock awards	7	16

Diluted average common shares	1,263	1,816

Diluted earnings per common share	$.23	$.31

Note 3 – Stock-Based Compensation

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

	For the three months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income as reported	$285	$568
Pro forma net income	260	545
Earnings per share as reported
Basic	.24	.34
Diluted	.23	.31
Pro forma earnings per share
Basic	.22	.32
Diluted	.21	.30

Pursuant to the Company’s 2001 stock-based incentive plan, which approved 89,700 shares of restricted stock, 73,999 shares were granted during 2001 and 15,701 were held in reserve for future grants. Of those held, 3,000 and 12,701 shares were awarded in 2003 and 2004, respectively. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders’ equity.

SFAS 123R, “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Securities and Exchange Commission in April 2005 amended the compliance dates for SFAS 123R to the next fiscal year from periods beginning after June 15, 2005. Compensation cost will also be recorded on the date of grant as the Company’s options vest immediately. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date and so cannot currently be predicted.

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

The following discussion compares the financial condition of First Federal Bancshares and its wholly owned subsidiary, First Federal, at March 31, 2005 to its financial condition at December 31, 2004 and the results of its operations for the three-month ended March 31, 2005 to the same period in 2004. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $319.8 million at March 31, 2005 and $312.5 million at December 31, 2004. During the three months ended March 31, 2005, cash and cash equivalents increased $1.3 million to $15.7 million and securities available-for-sale decreased $4.5 million to $149.2 million. Loans receivable increased $9.7 million as a result of the purchase of single-family 5/1 hybrid ARM whole loans with 30-year maturities, purchased at a premium of approximately $79,000, with a net weighted average coupon of 4.78%. These purchases are part of the Company’s strategy to increase income through an increase in interest-earning assets, in particular loans receivable. Management feels the asset growth needed in loans receivable can be accomplished through purchasing loans to augment local residential and commercial production. Any future purchases will be dependent upon the Company’s local lending production and pricing levels.

The allowance for loan losses was $935,000 at March 31, 2005 and $942,000 at December 31, 2004. There were no impaired loans at either date. The allowance for loan losses represented .64% of total loans and 55.76% of nonperforming loans at March 31, 2005 compared to .69% of total loans and 51.45% of nonperforming loans at December 31, 2004. Nonperforming assets totaled $1.9 million and $2.0 million at March 31, 2005 and December 31, 2004, respectively. The ratio of non-performing assets to total assets at March 31, 2005 was .59% compared to .63% at December 31, 2004.

Total liabilities at March 31, 2005 were $296.5 million compared to $288.4 million at December 31, 2004, an increase of $8.1 million. The increase in total liabilities primarily reflects an increase in customer deposits of $7.8 million and an increase in advances from borrowers for taxes and insurance, which was used to fund the increase in loans receivable.

Shareholders’ equity at March 31, 2005 was $23.3 million compared to $24.1 million at December 31, 2004, a decrease of $821,000. The decrease in equity primarily reflects a decrease in the fair value of securities available-for-sale, net of tax of $1.2 million, offset by net income of $285,000. Other items affecting equity include ESOP and stock awards earned, dividends paid, and options exercised.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Net income decreased $283,000 to $285,000 for the quarter ended March 31, 2005 compared to the same period in 2004. The decrease in net income was primarily a result of a decrease in noninterest income associated with net gains on sale of securities. In addition, net interest income decreased and was partially offset by a slight decrease in noninterest expense and a decrease in the provision for income taxes.

Net interest income was $1.9 million for the quarter ended March 31, 2005 compared to $2.1 million for the same prior year period. The decrease in net interest income was primarily a result of the tender offer completed on May 28, 2004, which decreased interest-earning assets approximately $11.6 million, and the trust preferred offering, completed on March 25, 2004, which increased interest-bearing liabilities approximately $7.2 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 106.11% from 114.18% for the three-month periods, respectively. The net interest spread and the net interest margin decreased to 2.35% and 2.49%, respectively, for the quarter ended March 31, 2005 from 2.42% and 2.67%, respectively, for the same period in 2004. The decrease in the spread and margin was due largely to the decrease in volume of interest-earning assets and the increase in volume and rate of interest-bearing liabilities due to subordinated debt issued in relation to the trust preferred securities. The average yield on interest-earning assets increased to 4.75% for the quarter ended March 31, 2005 from 4.48% for the same quarter in 2004, while the average yield on interest-bearing liabilities increased to 2.40% for the quarter ended March 31, 2005 from 2.06% for the same period in 2004.

The provision for loan losses was zero for both quarters ended March 31, 2005 and 2004 due to the overall stability in the amount of nonperforming loans during the quarter. Management considered the allowance for loan losses to be adequate during both periods.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at March 31, 2005, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of March 31, 2005 was maintained at a level that represents management’s best estimate of losses in the loan portfolio and such losses were both probable and reasonably estimatable.

Noninterest income was $228,000 for the three-month period ended March 31, 2005 compared to $570,000 for the same period in 2004. The decrease in noninterest income was primarily a result of a $376,000 decrease in net gains on the sale of securities due to minimal sales activity during the quarter ended March 31, 2005, and a decrease of $25,000 in recovery of impairment loss related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relation to these certificates. These decreases were partially offset by an increase of $11,000 in service charges, an increase of $42,000 in other fee income due to the implementation of an overdraft protection program, and an increase of $8,000 in other income.

Noninterest expense was $1.7 million for both quarters ended March 31, 2005 and 2004. Compensation and benefits expense increased $9,000 compared to the same quarter in 2004, while advertising and other noninterest expenses increased slightly. The increases were offset by a decrease in data processing expense of $16,000 and a decrease in professional fees of $18,000.

The Company’s federal income tax expense decreased $254,000 to $164,000 for the quarter ended March 31, 2005 compared to $418,000 during the same period in 2004 as a result of decreased income and a decrease in the effective tax rate. Income tax expense was approximately 37% and 42% of pretax income in March 2005 and 2004, respectively. The decrease in the effective tax rate is primarily due to the filing of a consolidated tax return during the current period, thereby allowing the Company to utilize and record the tax benefits not recorded in the prior comparative period.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2005, cash and cash equivalents totaled $15.7 million. At March 31, 2005, the Company had commitments to fund loans of $9.8 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $108.0 million. Management believes, based on past experience that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of March 31, 2005:

	ACTUAL		REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Core capital (to adjusted total assets)	$23,078	7.29%	$12,671	4.00%	$10,407	3.29%
Tangible capital (to adjusted total assets)	23,078	7.29	4,752	1.50	18,326	5.79
Risk-based capital (to risk-weighted assets)	23,686	19.01	9,967	8.00	13,719	11.01

SUBSEQUENT EVENT

On April 4, 2005, the Company announced that the Board of Directors approved the repurchase of up to 75,000 shares, or approximately 5.7% of the Company’s outstanding common stock. The repurchase plan was completed on April 11, 2005. A total of 75,000 shares were repurchased at an average price of $24.77 per share, totaling approximately $1.9 million.

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

The Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate and balloon loans and not originating long-term, fixed-rate loans for retention in its loan portfolio; (2) emphasizing shorter term consumer loans; (3) introducing floating-rate commercial business loans tied to the prime rate; (4) maintaining a high quality securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity of which is monitored in relation to the repricing of its loan portfolio; and (5) using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Quantitative Aspects of Market Risk. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at December 31, 2004, the latest date for which information is available, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. The Company expects the net portfolio value at March 31, 2005 to be similar to that of December 31, 2004 as shown below. All model outputs associated with the –300 and –200 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Basis Point Change
	(Dollars in thousands)
300	$22,565	(12,719)	(36)%	7.53%	(355	)bp
200	27,731	(7,552)	(21)	9.04	(204	)bp
100	32,149	(3,134)	(9)	10.27	(82	)bp
Static	35,283	—	—	11.09	—
(100)	37,075	1,791	5	11.51	42 bp
(200)	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of First Federal Bancshares, Inc. (1)

3.2	Bylaws of First Federal Bancshares, Inc. (2)

4.0	Specimen Stock Certificate of First Federal Bancshares, Inc. (1)

10.1	Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (3)

10.2	Employment Agreement between First Federal Bank and James J. Stebor (3)

10.3	First Federal Bank Supplemental Executive Retirement Plan (3)

10.4	First Federal Bank Employee Severance Compensation Plan (3)

10.5	First Federal Bancshares, Inc. 2001 Stock-Based Incentive Plan (4)

10.6	PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan (5)

10.7	Form of NSO Award Agreement (6)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.
(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on March 28, 2002.
(3)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on November 14, 2000.
(4)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on August 13, 2001.
(5)	Incorporated by reference to PFSB Bancorp, Inc.’s Registration Statement on Form S-8 (SEC No. 333-35020) filed on April 18, 2000.
(6)	Incorporated by reference from the Exhibits to the Annual Report on Form 10-K, filed on March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

Date: May 12, 2005	/s/ James J. Stebor
James J. Stebor
President and Chief Executive Officer

Date: May 12, 2005	/s/ Cathy D. Pendell
Cathy D. Pendell
Treasurer