Form 10-Q
period 2005-06-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2005-08-15
CIK 1113107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 11, 2005, the Registrant had outstanding 1,244,224 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(in thousands of dollars, except share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$11,366	$14,387
Time deposits in other financial institutions	295	295
Securities available-for-sale, at fair value	146,070	153,622
Loans receivable, net	163,179	136,331
Real estate owned, net	453	101
Premises and equipment, net	3,395	3,471
Accrued interest receivable	1,536	1,363
Goodwill	1,340	1,340
Core deposits and other intangibles	228	248
Other assets	1,584	1,329

TOTAL ASSETS	$329,446	$312,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$283,711	$273,711
Advances from borrowers for taxes and insurance	350	184
Federal Home Loan Bank advances	14,450	6,450
Accrued interest payable	652	592
Other liabilities	587	209
Subordinated debt	7,217	7,217

Total liabilities	306,967	288,363

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized; 2,242,500 shares issued	22	22
Additional paid-in capital	23,043	22,954
Unearned ESOP shares	(942)	(1,032)
Unearned stock awards	(339)	(474)
Treasury stock (June 30 – 998,276 shares, December 31 – 925,401)	(29,978)	(28,185)
Retained earnings	31,684	31,393
Accumulated other comprehensive loss	(1,011)	(554)

Total shareholders’ equity	22,479	24,124

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$329,446	$312,487

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

(in thousands of dollars, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Loans	$2,310	$2,084	$4,424	$4,156
Securities	1,461	1,487	2,952	2,955
Other interest income	41	41	116	90

Total interest income	3,812	3,612	7,492	7,201

Interest expense
Deposits	1,738	1,353	3,328	2,761
Federal Home Loan Bank advances	77	39	133	77
Subordinated debtentures	105	112	210	112

Total interest expense	1,920	1,504	3,671	2,950

Net interest income	1,892	2,108	3,821	4,251

Provision for loan losses	115	—	115	—

Net interest income after provision for loan losses	1,777	2,108	3,706	4,251

Noninterest income
Service charges	25	24	48	36
Loan origination and servicing fees	71	57	128	116
Other fee income	147	89	268	168
Net gain on sale of securities	225	4	229	384
Recovery of impairment loss	—	—	—	25
Other income	8	12	31	27

Total noninterest income	476	186	704	756

Noninterest expense
Compensation and benefits	1,134	1,170	2,175	2,202
Occupancy and equipment	139	131	279	271
Data processing	171	149	321	315
Federal insurance premiums	30	30	59	59
Advertising	39	36	80	75
Professional fees	81	85	156	178
Other noninterest expenses	215	210	447	438

Total noninterest expense	1,809	1,811	3,517	3,538

Income before income taxes	444	483	893	1,469

Provision for income taxes	155	235	319	653

Net income	$289	$248	$574	$816

Earnings per share
Basic	$.26	$.16	$.50	$.51
Diluted	$.24	$.15	$.47	$.48

Weighted average shares	1,130,626	1,512,589	1,158,295	1,602,184

Comprehensive income (loss)	$1,005	$(2,629)	$117	$(1,379)

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Six months ended June 30, 2004 and 2005

(in thousands of dollars, except share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance at December 31, 2003	$22	$22,852	$(1,211)	$(745)	$(9,902)	$30,180	$197	$41,393
Purchase of 559,993 shares of treasury stock	—	—	—	—	(18,917)	—	—	(18,917)
Options exercised (15,692 shares)		(79)	—	—	404		—	325
ESOP shares earned	—	202	90	—	—	—	—	292
Stock awards earned	—	—	—	136	—	—	—	136
Dividends declared ($.22 per share)	—	—	—	—	—	(323)	—	(323)
Comprehensive income
Net income	—	—	—	—	—	816	—	816
Change in fair value of securities classified as available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(2,195)	(2,195)

Total comprehensive loss								(1,379)

Balance at June 30, 2004	$22	$22,975	$(1,121)	$(609)	$(28,415)	$30,673	$(1,998)	$21,527

Balance at December 31, 2004	$22	$22,954	$(1,032)	$(474)	$(28,185)	$31,393	$(554)	$24,124
Purchase of 75,050 shares of treasury stock	—	—	—	—	(1,859)	—	—	(1,859)
Options exercised (2,175 shares)	—	(28)	—	—	66	—	—	38
ESOP shares earned	—	117	90	—	—	—	—	207
Stock awards earned	—	—	—	135	—	—	—	135
Dividends declared ($.24 per share)	—	—	—	—	—	(283)	—	(283)
Comprehensive income
Net income	—	—	—	—	—	574	—	574
Change in fair value of securities classified as available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(457)	(457)

Total comprehensive income								117

Balance at June 30, 2005	$22	$23,043	$(942)	$(339)	$(29,978)	$31,684	$(1,011)	$22,479

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$574	$816
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	128	130
Gain on sale of real estate owned	(3)	(3)
Net amortization of premiums and discounts	75	105
ESOP compensation expense	207	292
Stock award compensation expense	135	136
Amortization of intangible assets	20	20
Deferred income tax	91	—
Provision for loan losses	115	—
Dividend reinvestments	(598)	(498)
Federal Home Loan Bank stock dividends	(42)	(44)
Net gain on sale of securities	(229)	(384)
Net changes in
Accrued interest receivable and other assets	(203)	(2,066)
Deferred loan costs	(20)	169
Accrued interest payable and other liabilities	433	1,827

Net cash from operating activities	683	500

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(2,460)	(50,045)
Principal paydowns on mortgage-backed securities	7,523	9,425
Purchase of Federal Home Loan Bank stock	(42)	(65)
Sale of Federal Home Loan Mortgage Corporation stock	239	—
Proceeds from maturities of securities	—	8,275
Proceeds from sale of securities available-for-sale	2,338	27,500
Purchase of loans	(22,920)	(1,457)
Sale of loans	802	—
Net increase in loans receivable	(5,343)	(106)
Proceeds from sale of real estate owned	169	189
Purchase of property and equipment	(52)	(110)

Net cash from investing activities	(19,746)	(6,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,000	63
Net change in advances from borrowers for taxes and insurance	166	144
Advances from the Federal Home Loan Bank	8,000	—
Purchase of treasury stock	(1,859)	(18,917)
Proceeds from subordinated debt	—	7,217
Dividends paid	(303)	(348)
Options exercised	38	325

Net cash from financing activities	16,042	(11,516)

Net change in cash and cash equivalents	(3,021)	(17,410)

Cash and cash equivalents
Beginning of period	14,387	29,124

End of period	$11,366	$11,714

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,611	$2,887
Taxes, net of refunds	278	452
Transfers to real estate owned	708	120
Due to broker	—	9,000

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim consolidated statements should be read in conjunction with First Federal Bancshares, Inc.’s (“First Federal Bancshares” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 consolidated balance sheet presented herein has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, but does not include all disclosures required by U.S. generally accepted accounting principles.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported period. Actual results could differ from these estimates.

Note 2 – Earnings Per Share

For purposes of per share calculations, the Company had 1,244,224 and 1,309,886 shares of common stock outstanding at June 30, 2005 and 2004 respectively. Basic earnings per share for the three months and six months ended June 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months and six months ended June 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the three months Ended June 30,		For the six months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic
Net income	$289	$248	$574	$816

Weighted average common shares outstanding	1,131	1,513	1,158	1,602

Basic earnings per common share	$.26	$.16	$.50	$.51

Diluted
Net income	$289	$248	$574	$816

Weighted average common shares outstanding	1,131	1,513	1,158	1,602
Dilutive effect of stock options	53	96	61	94
Dilutive effect of stock awards	4	13	6	15

Diluted average common shares	1,188	1,622	1,225	1,711

Diluted earnings per common share	$.24	$.15	$.47	$.48

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

	For the three months Ended June 30,		For the six months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income as reported	$289	$248	$574	$816
Pro forma net income	264	226	523	771
Earnings per share as reported
Basic	.26	.16	.50	.51
Diluted	.24	.15	.47	.48
Pro forma earnings per share
Basic	.23	.15	.45	.48
Diluted	.22	.14	.43	.45

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

SFAS 123R, “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Securities and Exchange Commission in April 2005 amended the compliance dates for SFAS 123R to the next fiscal year from periods beginning after June 15, 2005. Compensation cost will also be recorded during the remaining vesting periods. Estimated compensation costs for 2006 are approximately $165,000, for 2007 and 2008 are approximately $19,000 each, and for 2009 are approximately $17,000.

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

The following discussion compares the consolidated financial condition of First Federal Bancshares and its wholly owned subsidiary, First Federal, at June 30, 2005 to its consolidated financial condition at December 31, 2004 and the consolidated results of its operations for the three-month and six-month periods ended June 30, 2005 to the same periods in 2004. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $329.4 million at June 30, 2005 and $312.5 million at December 31, 2004. During the six months ended June 30, 2005, cash and cash equivalents decreased $3.0 million to $11.4 million and securities available-for-sale decreased $7.5 million to $146.1 million. Loans receivable increased $26.9 million primarily as a result of the purchase of single-family 5/1 hybrid ARM whole loans with 30-year maturities, totaling approximately $17.8 million, purchased at a premium of approximately $171,000, with a net weighted average coupon of 5.05%. These purchases are part of the Company’s strategy to increase income through an increase in interest-earning assets, in particular loans receivable. Management feels the asset growth needed in loans receivable can be accomplished through purchasing loans to augment local residential and commercial production. Any future purchases will be dependent upon the Company’s local lending production and pricing levels.

The allowance for loan losses was $861,000 at June 30, 2005 and $942,000 at December 31, 2004. There were no impaired loans at either date. The allowance for loan losses represented .53% of total loans and 92.94% of nonperforming loans at June 30, 2005 compared to .69% of total loans and 51.45% of nonperforming loans at December 31, 2004. Nonperforming assets totaled $1.4 million and $2.0 million at June 30, 2005 and December 31, 2004, respectively. The ratio of non-performing assets to total assets at June 30, 2005 was .44% compared to .63% at December 31, 2004.

Total liabilities at June 30, 2005 were $307.0 million compared to $288.4 million at December 31, 2004, an increase of $18.6 million. The increase in total liabilities primarily reflects an increase in customer deposits of $10.0 million and an $8.0 million increase in Federal Home Loan Bank advances, which was used to fund the increase in loans receivable.

Shareholders’ equity at June 30, 2005 was $22.5 million compared to $24.1 million at December 31, 2004, a decrease of $1.6 million. The decrease in equity primarily reflects the repurchase of 75,050 shares totaling approximately $1.9 million, and a decrease in the fair value of securities available-for-sale, net of tax of $457,000 offset by net income of $574,000. Other items affecting equity include ESOP and stock awards earned, dividends paid, and options exercised.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Net income increased $41,000 to $289,000 for the quarter ended June 30, 2005 compared to the same period in 2004. The increase in net income was primarily a result of an increase in noninterest income associated with net gain on sale of securities, increases in loan origination and servicing fees and other fee income, and a decrease in the provision for income taxes, offset by decreased net interest income and increased provision for loan losses primarily due to growth in the loan portfolio.

Net interest income was $1.9 million for the quarter ended June 30, 2005 compared to $2.1 million for the same prior year period. The decrease in net interest income was primarily a result of the tender offer completed on May 28, 2004, which decreased interest-earning assets approximately $11.6 million, and the trust preferred offering, completed on March 25, 2004, which increased interest-bearing liabilities approximately $7.2 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 105.92% from 108.97% for the three-month periods, respectively. The net interest spread and the net interest margin decreased to 2.26% and 2.40%, respectively, for the quarter ended June 30, 2005 from 2.52% and 2.69%, respectively, for the same period in 2004. The decrease in the spread and margin was due to the decrease in volume of interest-earning assets and the increase in volume and rate of interest-bearing liabilities due to subordinated debt issued in connection with the trust preferred securities offering and the increase in the cost of funds exceeding the increase in the yield on interest-earning assets as interest-bearing liabilities repriced upward more quickly than interest-earning assets in reaction to the increasing short-term interest rate environment. The average yield on interest-earning assets increased to 4.84% for the quarter ended June 30, 2005 from 4.61% for the same quarter in 2004, while the average cost of interest-bearing liabilities increased to 2.58% for the quarter ended June 30, 2005 from 2.09% for the same period in 2004.

The provision for loan losses was $115,000 for the quarter ended June 30, 2005 compared to zero for the same period in 2004 due to increased loan volume in 1-4 family mortgages from $89.0 million to $101.2 million for the quarter ended June 30, 2005. Management considered the allowance for loan losses to be adequate during both periods.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at June 30, 2005, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of June 30, 2005 was maintained at a level that represents management’s best estimate of losses in the loan portfolio and such losses were both probable and reasonably estimatable.

Noninterest income was $476,000 for the three-month period ended June 30, 2005 compared to $186,000 for the same period in 2004. The increase in noninterest income was primarily a result of a $221,000 increase in net gains on the sale of securities, an increase of $14,000 in loan origination and servicing fees, and an increase of $58,000 in other fee income due to the implementation of an overdraft protection program.

Noninterest expense was $1.8 million for both quarters ended June 30, 2005 and 2004. Compensation and benefits expense decreased $36,000 compared to the same quarter in 2004. This decrease was offset by an $8,000 increase in occupancy and equipment expense, a $22,000 increase in data processing expense and slight increases in advertising and other noninterest expenses.

The Company’s income tax expense decreased $80,000 to $155,000 for the quarter ended June 30, 2005 compared to $235,000 during the same period in 2004 as a result of decreased income and a decrease in the effective tax rate. Income tax expense was approximately 35% and 49% of pretax income for the quarter ended June 2005 and 2004, respectively. The decrease in the effective tax rate is primarily due to the filing of a consolidated tax return during the current period, thereby allowing the Company to utilize and record the tax benefits not recorded in the prior comparative period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Net income decreased $242,000 to $574,000 for the six-months ended June 30, 2005 compared to $816,000 for the six-month period ended June 30, 2004. The decrease in net income was primarily a result of a decrease in net interest income and noninterest income, and an increase in the provision for loan losses primarily due to growth in the loan portfolio, offset by a decrease in the provision for income taxes.

Net interest income was $3.8 million for the six months ended June 30, 2005 compared to $4.3 million for the same prior year period. The decrease in net interest income was primarily a result of the tender offer completed on May 28, 2004, which decreased interest-earning assets approximately $11.6 million, and the trust preferred offering, completed on March 25, 2004, which increased interest-bearing liabilities approximately $7.2 million. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 105.64% from 111.16% for the six-month periods, respectively. The net interest spread and the net interest margin decreased to 2.31% and 2.45%, respectively, for the six months ended June 30, 2005 from 2.48% and 2.69%, respectively, for the same period in 2004. The decrease in the spread and margin was due to the decrease in volume of interest-earning assets and the increase in volume and rate of interest-bearing liabilities due to subordinated debt issued in connection with the trust preferred securities offering and the increase in the cost of funds exceeding the increase in the yield on interest-earning assets interest-bearing liabilities repriced upward more quickly than interest-earning assets in reaction to the increasing short-term interest rate environment. The average yield on interest-earning assets increased to 4.79% for the six months ended June 30, 2005 from 4.56% for the same period in 2004, while the average cost of interest-bearing liabilities increased to 2.48% for the six months ended June 30, 2005 from 2.08% for the same period in 2004.

The provision for loan losses was $115,000 for the six months ended June 30, 2005 compared to zero for the same period in 2004 due to increased loan volume in 1-4 family mortgages from $81.5 million to $101.2 million for the six-months ended June 30, 2005 and also due to a change in the policy during this period which increased the factor for commercial mortgages from .8% to 1.0% to be more consistent with our peer group. Management considered the allowance for loan losses to be adequate during both periods.

Noninterest income was $704,000 for the six-month period ended June 30, 2005 compared to $756,000 for the same period in 2004. The decrease in noninterest income was primarily a result of a $155,000 decrease in net gains on the sale of securities. In addition, in 2004 the Company recorded a $25,000 recovery of impairment loss related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relationship to these certificates. The decreases were partially offset by an increase of $12,000 in service charges, an increase of $12,000 in loan origination and servicing fees, and an increase of $100,000 in other fee income due to the implementation of an overdraft protection program.

Noninterest expense was $3.5 million for both six-month periods ended June 30, 2005 and 2004. Compensation and benefits expense decreased $27,000 and professional fees decreased $22,000 compared to the same period in 2004. The decreases were offset by an $8,000 increase in occupancy and equipment expense, a $6,000 increase in data processing expense, a $5,000 increase in advertising, and a $9,000 increase in other noninterest expenses.

The Company’s income tax expense decreased $334,000 to $319,000 for the six-month period ended June 30, 2005 compared to $653,000 during the same period in 2004 as a result of decreased income and a decrease in the effective tax rate. Income tax expense was approximately 36% and 44% of pretax income in June 2005 and 2004, respectively. The decrease in the effective tax rate is primarily due to the filing of a consolidated tax return during the current period, thereby allowing the Company to utilize and record the tax benefits not recorded in the prior comparative period.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2005, cash and cash equivalents totaled $11.4 million. At June 30, 2005, the Company had commitments to fund loans of $1.1 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $107.3 million. Management believes, based on past experience that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs. First Federal Bank has the ability to borrow funds at the Federal Home Loan Bank (FHLB) per the Credit Policy of the FHLB. Services utilized have been term advances and open lines of credit. Collateral used for these purposes are mortgage-backed securities issued by government sponsored agencies, namely, GNMA, FNMA, and FHLMC.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of June 30, 2005:

	ACTUAL		REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Core capital (to adjusted total assets)	$23,630	7.24%	$13,053	4.00%	$10,577	3.24%
Tangible capital (to adjusted total assets)	23,630	7.24	4,895	1.50	18,735	5.74
Risk-based capital (to risk-weighted assets)	24,111	15.95	12,092	8.00	12,019	7.95

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

The Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination and purchase of adjustable-rate and balloon loans and not originating long-term, fixed-rate loans for retention in its loan portfolio; (2) emphasizing shorter term consumer loans; (3) introducing floating-rate commercial business loans tied to the prime rate; (4) maintaining a high quality securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity of which is monitored in relation to the repricing of its loan portfolio; and (5) using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Quantitative Aspects of Market Risk. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at June 30, 2005, the latest date for which information is available, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. All model outputs associated with the –300 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Basis Point Change
	(Dollars in thousands)
300	$19,695	(13,722)	(41)%	6.27%	(374	)bp
200	25,038	(8,379)	(25)	7.79	(222	)bp
100	29,691	(3,726)	(11)	9.05	(96	)bp
Static	33,417	—	—	10.01	—
(100)	35,509	2,092	6	10.50	49	bp
(200)	105,570	72,154	216	25.73	1,572	bp
(300)	N/A	N/A	N/A	N/A	N/A

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2005.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 through April 30, 2005	75,000		$24.77	75,000	(1)	—

May 1, 2005 through May 31, 2005	—		—	—		—

June 1, 2005 through June 30, 2005	50	(2)	$20.81	—		—

(1)	On April 4, 2005, the Company announced a repurchase of up to 75,000 shares of its common stock. On April 11, 2005, the Company completed the repurchase plan.
(2)	Purchased through unsolicited private transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

On May 24, 2005, the Company held its annual meeting of stockholders for the purpose of the election of three directors to three-year terms and the ratification of Crowe Chizek and Company LLC as the Company’s independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

Election of Directors	Number of Votes For:	Number of Votes Withheld:
Franklin M. Hartzell	1,152,643	28,175
Murrel Hollis	1,156,966	23,852
Mark K. Bross	1,156,457	24,361

The Directors whose terms continued and the years their terms expire are as follows: B. Bradford Billings (2006), Gerald L. Prunty (2006), James J. Stebor (2006), Dr. Stephan L. Roth (2007), Richard D. Stephens (2007).

	Number of Votes For	Number of Votes Against	Number of Votes Abstained
Ratification of Crowe Chizek and Company LLC as the Company’s Independent Auditor	1,170,856	7,267	2,695

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of First Federal Bancshares, Inc. (1)

3.2	Bylaws of First Federal Bancshares, Inc. (2)

4.0	Specimen Stock Certificate of First Federal Bancshares, Inc. (1)

10.1	Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (3)

10.2	Employment Agreement between First Federal Bank and James J. Stebor (3)

10.3	First Federal Bank Supplemental Executive Retirement Plan (3)

10.4	First Federal Bank Employee Severance Compensation Plan (3)

10.5	First Federal Bancshares, Inc. 2001 Stock-Based Incentive Plan (4)

10.6	PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan (5)

10.7	Form of NSO Award Agreement (6)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.
(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on March 28, 2002.
(3)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on November 14, 2000.
(4)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on August 13, 2001.
(5)	Incorporated by reference to PFSB Bancorp, Inc.’s Registration Statement on Form S-8 (SEC No. 333-35020) filed on April 18, 2000.
(6)	Incorporated by reference from the Exhibits to the Annual Report on Form 10-K, filed on March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

Date: August 12, 2005	/s/ James J. Stebor
James J. Stebor
President and Chief Executive Officer

Date: August 12, 2005	/s/ Cathy D. Pendell
Cathy D. Pendell
Treasurer