Form 10-Q/A
period 2005-06-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2005-08-16
CIK 1113107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Form 10-Q/A Quarterly Report

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

The provision for loan losses was $115,000 for the six months ended June 30, 2005 compared to zero for the same period in 2004 due to increased loan volume in 1-4 family mortgages from $81.5 million to $101.2 million for the six-months ended June 30, 2005. Management considered the allowance for loan losses to be adequate during both periods.

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

FIRST FEDERAL BANCSHARES, INC.

Date: August 16, 2005	/s/ James J. Stebor
James J. Stebor
President and Chief Executive Officer

Date: August 16, 2005	/s/ Cathy D. Pendell
Cathy D. Pendell
Treasurer