Form 10-Q
period 2005-09-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2005-11-09
CIK 1113107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of November 1, 2005, the Registrant had outstanding 1,244,499 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Financial Condition

(in thousands of dollars, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$13,195	$14,387
Time deposits in other financial institutions	295	295
Securities available-for-sale, at fair value	139,770	153,622
Loans receivable, net	173,155	136,331
Real estate owned, net	520	101
Premises and equipment, net	3,350	3,471
Accrued interest receivable	1,703	1,363
Goodwill	1,340	1,340
Core deposits and other intangibles	218	248
Other assets	1,855	1,329

TOTAL ASSETS	$335,401	$312,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$287,638	$273,711
Advances from borrowers for taxes and insurance	153	184
Federal Home Loan Bank advances	17,226	6,450
Accrued interest payable	717	592
Other liabilities	392	209
Subordinated debentures	7,217	7,217

Total liabilities	313,343	288,363

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized; 2,242,500 shares issued	22	22
Additional paid-in capital	23,089	22,954
Unearned ESOP shares	(897)	(1,032)
Unearned stock awards	(271)	(474)
Treasury stock (September 30 – 998,001 shares, December 31 –925,401)	(29,969)	(28,185)
Retained earnings	31,689	31,393
Accumulated other comprehensive loss	(1,605)	(554)

Total shareholders’ equity	22,058	24,124

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$335,401	$312,487

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

(in thousands of dollars, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income
Loans	$2,564	$2,092	$6,988	$6,248
Securities	1,432	1,470	4,384	4,425
Other interest income	53	30	169	120

Total interest income	4,049	3,592	11,541	10,793

Interest expense
Deposits	1,893	1,400	5,221	4,161
Federal Home Loan Bank advances	170	40	303	117
Subordinated debtentures	106	106	316	218

Total interest expense	2,169	1,546	5,840	4,496

Net interest income	1,880	2,046	5,701	6,297

Provision for loan losses	143	—	258	—

Net interest income after provision for loan losses	1,737	2,046	5,443	6,297

Noninterest income
Service charges on deposit accounts	26	25	74	61
Loan origination and servicing fees	71	73	199	189
Other fee income	169	124	437	292
Net gain (loss) on sale of securities	(7)	192	222	576
Recovery of impairment loss	—	—	—	25
Other income	8	8	39	35

Total noninterest income	267	422	971	1,178

Noninterest expense
Compensation and benefits	1,130	1,019	3,305	3,221
Occupancy and equipment	146	147	425	418
Data processing	168	102	489	417
Federal insurance premiums	29	29	88	88
Advertising	36	46	116	121
Professional fees	58	63	214	241
Other noninterest expenses	218	253	665	691

Total noninterest expense	1,785	1,659	5,302	5,197

Income before income taxes	219	809	1,112	2,278

Provision for income taxes	77	349	396	1,002

Net income	$142	$460	$716	$1,276

Earnings per share
Basic	$.13	$.39	$.62	$.88
Diluted	$.12	$.37	$.59	$.82

Weighted average shares	1,130,709	1,165,612	1,149,044	1,455,628

Comprehensive income (loss)	$(452)	$2,064	$(335)	$686

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Nine months ended September 30, 2004 and 2005

(in thousands of dollars, except share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Total Share- holders’ Equity
Balance at December 31, 2003	$22	$22,852	$(1,211)	$(745)	$(9,902)	$30,180	$197	$41,393
Purchase of 559,993 shares of treasury stock	—	—	—	—	(18,917)	—	—	(18,917)
Options exercised (22,692 shares)		(224)	—	—	620		—	396
ESOP shares earned	—	265	135	—	—	—	—	400
Stock awards earned	—	—	—	203	—	—	—	203
Dividends declared ($.33 per share)	—	—	—	—	—	(455)	—	(455)
Comprehensive income
Net income	—	—	—	—	—	1,276	—	1,276
Change in fair value of securities classified as available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(590)	(590)

Total comprehensive loss								686

Balance at September 30, 2004	$22	$22,893	$(1,076)	$(542)	$(28,199)	$31,001	$(393)	$23,706

Balance at December 31, 2004	$22	$22,954	$(1,032)	$(474)	$(28,185)	$31,393	$(554)	$24,124
Purchase of 75,075 shares of treasury stock	—	—	—	—	(1,859)	—	—	(1,859)
Options exercised (2,475 shares)	—	(32)	—	—	75	—	—	43
ESOP shares earned	—	167	135	—	—	—	—	302
Stock awards earned	—	—	—	203	—	—	—	203
Dividends declared ($.36 per share)	—	—	—	—	—	(420)	—	(420)
Comprehensive income
Net income	—	—	—	—	—	716	—	716
Change in fair value of securities classified as available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(1,051)	(1,051)

Total comprehensive income								(335)

Balance at September 30, 2005	$22	$23,089	$(897)	$(271)	$(29,969)	$31,689	$(1,605)	$22,058

See notes to consolidated financial statements.

First Federal Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands of dollars)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$716	$1,276
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	192	195
Gain on sale of real estate owned	1	8
Net amortization of premiums and discounts	109	115
ESOP compensation expense	302	400
Stock award compensation expense	203	203
Amortization of intangible assets	30	30
Deferred income tax	91	—
Provision for loan losses	258	—
Federal Home Loan Bank stock dividends	(62)	(66)
Net gain on sale of securities	(222)	(576)
Net changes in
Accrued interest receivable and other assets	(253)	(899)
Deferred loan costs	(35)	166
Accrued interest payable and other liabilities	303	964

Net cash from operating activities	1,633	1,816

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(5,110)	(58,646)
Principal paydowns on mortgage-backed securities	12,540	12,958
Purchase of Federal Home Loan Bank stock	(42)	(65)
Sale of Federal Home Loan Mortgage Corporation stock	239	—
Proceeds from maturities of securities	—	8,609
Proceeds from sale of securities available-for-sale	5,398	36,699
Dividend reinvestments	(717)	(767)
Purchase of loans	(30,599)	(2,220)
Sale of loans	1,619	—
Net increase in loans receivable	(8,655)	(1,546)
Proceeds from sale of real estate owned	169	250
Purchase of property and equipment	(71)	(157)

Net cash from investing activities	(25,229)	(4,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	13,927	(582)
Net change in advances from borrowers for taxes and insurance	(31)	(58)
Advances from the Federal Home Loan Bank	13,227	450
Federal Home Loan Bank advance repayments	(2,451)	—
Purchase of treasury stock	(1,859)	(18,917)
Proceeds from subordinated debentures	—	7,217
Dividends paid	(452)	(493)
Options exercised	43	396

Net cash from financing activities	22,404	(11,987)

Net change in cash and cash equivalents	(1,192)	(15,056)

Cash and cash equivalents
Beginning of period	14,387	29,124

End of period	$13,195	$14,068

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$5,715	$4,423
Taxes, net of refunds	278	562
Transfers to real estate owned	778	187
Due to broker	—	3,900

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Note 2 – Earnings Per Share

For purposes of per share calculations, the Company had 1,130,709 and 1,165,612 shares of common stock outstanding at September 30, 2005 and 2004 respectively. Basic earnings per share for the three months and nine months ended September 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the three months Ended September 30,		For the nine months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic
Net income	$142	$460	$716	$1,276

Weighted average common shares outstanding	1,131	1,166	1,149	1,456

Basic earnings per common share	$.13	$.39	$.62	$.88

Diluted
Net income	$142	$460	$716	$1,276

Weighted average common shares outstanding	1,131	1,166	1,149	1,456
Dilutive effect of stock options	50	68	58	93
Dilutive effect of stock awards	4	9	5	13

Diluted average common shares	1,185	1,243	1,212	1,562

Diluted earnings per common share	$.12	$.37	$.59	$.82

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

	For the three months Ended September 30,		For the nine months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income as reported	$142	$460	$716	$1,276
Pro forma net income	117	437	641	1,208
Earnings per share as reported
Basic	.13	.39	.62	.88
Diluted	.12	.37	.59	.82
Pro forma earnings per share
Basic	.10	.37	.56	.83
Diluted	.10	.35	.53	.77

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

SFAS 123R, “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The Securities and Exchange Commission in April 2005 amended the compliance dates for SFAS 123R to the next fiscal year from periods beginning after June 15, 2005. Compensation cost will also be recorded during the remaining vesting periods. Estimated compensation costs for 2006, 2007, 2008 and 2009 are approximately $165,000, $19,000, $19,000 and $17,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiary include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

The following discussion compares the consolidated financial condition of First Federal Bancshares and its wholly owned subsidiary, First Federal, at September 30, 2005 to its consolidated financial condition at December 31, 2004 and the consolidated results of its operations for the three-month and nine-month periods ended September 30, 2005 to the same periods in 2004. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $335.4 million at September 30, 2005 and $312.5 million at December 31, 2004. During the nine months ended September 30, 2005, cash and cash equivalents decreased $1.2 million to $13.2 million and securities available-for-sale decreased $13.9 million to $139.8 million primarily as a result of principal paydowns on mortgage-backed securities. Loans receivable increased $36.8 million primarily due to increases of $33.1 million in loans originated, $17.8 million in purchased 1-4 family loans, $12.8 million in purchased participation loans, and $8.8 million in commercial loans, net of repayment of principal. These purchases are part of the Company’s strategy to increase income through an increase in interest-earning assets, in particular loans receivable. Management feels the asset growth needed in loans receivable can be accomplished through purchasing loans to augment local residential and commercial production. Any future purchases will be dependent upon the Company’s local lending production and pricing levels.

The allowance for loan losses was $941,000 at September 30, 2005 and $942,000 at December 31, 2004. There were no impaired loans at either date. The allowance for loan losses represented .54% of total loans and 76.42% of nonperforming loans at September 30, 2005 compared to .69% of total loans and 51.45% of nonperforming loans at December 31, 2004. Nonperforming assets totaled $1.8 million and $2.0 million at September 30, 2005 and December 31, 2004, respectively. The ratio of non-performing assets to total assets at September 30, 2005 was .52% compared to .63% at December 31, 2004.

Total liabilities at September 30, 2005 were $313.3 million compared to $288.4 million at December 31, 2004, an increase of $24.9 million. The increase in total liabilities primarily reflects an increase in customer deposits of $13.9 million and a $10.8 million increase in Federal Home Loan Bank advances, which were both used to fund the increase in loans receivable.

Shareholders’ equity at September 30, 2005 was $22.1 million compared to $24.1 million at December 31, 2004, a decrease of $2.0 million. The decrease in equity primarily reflects the repurchase of 75,050 shares totaling approximately $1.9 million, and a decrease in the fair value of securities available-for-sale, net of tax of $1.1 million offset by net income of $716,000. Other items affecting equity include ESOP and stock awards earned, dividends paid, and options exercised.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Net income decreased $318,000 to $142,000 for the quarter ended September 30, 2005 compared to the same period in 2004. The decrease in net income was a result of a decrease in net interest income and an increase in provision for loan losses, and decreased noninterest income and increased noninterest expense partially offset by a decrease in the provision for income taxes.

Net interest income was $1.9 million for the quarter ended September 30, 2005 compared to $2.0 million for the same prior year period. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 105.18% from 106.20% for the three-month periods, respectively. The net interest spread and the net interest margin decreased to 2.17% and 2.31%, respectively, for the quarter ended September 30, 2005 from 2.58% and 2.71%, respectively, for the same period in 2004. The decrease in the spread and margin was due to increases in both volume and rate of interest-bearing liabilities primarily as a result of an increase of $10.8 million in Federal Home Loan Bank advances, which increased the average rate by 127 basis points. The increase in the cost of funds exceeded the increase in the yield on interest-earning assets as interest-bearing liabilities repriced upward more quickly than interest-earning assets in reaction to the increasing short-term interest rate environment and flat yield curve. The average yield on interest-earning assets increased to 4.97% for the quarter ended September 30, 2005 from 4.76% for the same quarter in 2004, while the average cost of interest-bearing liabilities increased to 2.80% for the quarter ended September 30, 2005 from 2.18% for the same period in 2004.

The provision for loan losses was $143,000 for the quarter ended September 30, 2005 compared to zero for the same period in 2004 primarily due to allocations for $23.1 million in 1-4-family mortgages and commercial mortgages originated and purchased during the current period. Management considered the allowance for loan losses to be adequate during both periods.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at September 30, 2005, there could be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of September 30, 2005 was maintained at a level that represents management’s best estimate of probable incurred losses inherent in the loan portfolio.

Noninterest income was $267,000 for the three-month period ended September 30, 2005 compared to $422,000 for the same period in 2004. The decrease in noninterest income was primarily a result of a $199,000 decrease in net gains on the sale of securities, partially offset by an increase of $45,000 in other fee income due to the implementation of an overdraft protection program.

Noninterest expense was $1.8 million for the quarter ended September 30, 2005 compared to $1.7 million for the same prior year period. Compensation and benefits expense increased $111,000 due to annual salary increases and increased health insurance premiums. Data processing expense increased $66,000 compared to the same quarter in 2004. These increases were offset by a $35,000 decrease in other non-interest expenses and slight decreases in advertising and professional fees. The Company received notice in October 2005 from the third-party administrator of its retirement plan regarding an increase in its required contribution for the 2005 – 2006 plan year which will increase compensation and benefits expense by approximately $43,000 quarterly beginning in the fourth quarter 2005.

The Company’s income tax expense decreased $272,000 to $77,000 for the quarter ended September 30, 2005 compared to $349,000 during the same period in 2004 primarily as a result of decreased income. Income tax expense was approximately 35% and 43% of pretax income for the quarter ended September 2005 and 2004, respectively. The decrease in the effective tax rate is primarily due to the filing of a consolidated tax return during the current period, thereby allowing the Company to utilize and record the tax benefits not recorded in the prior comparative period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Net income decreased $560,000 to $716,000 for the nine months ended September 30, 2005 compared to $1.3 million for the nine-month period ended September 30, 2004. The decrease in net income was primarily a result of a decrease in net interest income and noninterest income, and an increase in the provision for loan losses and noninterest expense, offset by a decrease in the provision for income taxes.

Net interest income was $5.7 million for the nine months ended September 30, 2005 compared to $6.3 million for the same prior year period. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 105.55% from 108.63% for the nine-month periods, respectively. The net interest spread and the net interest margin decreased to 2.26% and 2.40%, respectively, for the nine months ended September 30, 2005 from 2.53% and 2.70%, respectively, for the same period in 2004. The decrease in the spread and margin was due to an increase in volume and rate of interest-bearing liabilities. These increases were primarily a result of subordinated debt issued in connection with the trust preferred securities offering, an increase of $10.8 million in Federal Home Loan Bank advances, and the increase in the cost of funds exceeding the increase in the yield on interest-earning assets as interest-bearing liabilities repriced upward more quickly than interest-earning assets in reaction to the increasing short-term interest rate environment, partially offset by the increase in volume of interest-earning assets. The average yield on interest-earning assets increased to 4.85% for the nine months ended September 30, 2005 from 4.62% for the same period in 2004, while the average cost of interest-bearing liabilities increased to 2.59% for the nine months ended September 30, 2005 from 2.09% for the same period in 2004.

The provision for loan losses was $258,000 for the nine months ended September 30, 2005 compared to zero for the same period in 2004 due to increased loan volume in 1-4 family mortgages and commercial mortgages for the nine months ended September 30, 2005. Commercial mortgage loans are inherently more risky than 1-4 family mortgages. Management considered the allowance for loan losses to be adequate during both periods.

Noninterest income was $971,000 for the nine-month period ended September 30, 2005 compared to $1.2 million for the same period in 2004. The decrease in noninterest income was primarily a result of a $354,000 decrease in net gains on the sale of securities. In addition, in 2004 the Company recorded a $25,000 recovery of impairment loss related to certificates of deposit purchased through a broker who was charged by the SEC with securities fraud in relationship to these certificates. The decreases were partially offset by an increase of $13,000 in service charges, an increase of $10,000 in loan origination and servicing fees, and an increase of $145,000 in other fee income due to the implementation of an overdraft protection program.

Noninterest expense was $5.3 million for the nine-month period ended September 30, 2005 and $5.2 million for the nine months ended September 30, 2004. Compensation and benefits expense and data processing expense increased $84,000 and $72,000, respectively, for the nine-month period ended September 30, 2005 compared to the same period in 2004. The increases were offset partially by a $27,000 decrease in professional fees and a $26,000 decrease in other noninterest expense. The Company received notice in October 2005 from the third-party administrator of its retirement plan regarding an increase in its required contribution for the 2005 – 2006 plan year which will increase compensation and benefits expense by approximately $43,000 quarterly beginning in the fourth quarter 2005.

The Company’s income tax expense decreased $606,000 to $396,000 for the nine-month period ended September 30, 2005 compared to $1.0 million during the same period in 2004 as a result of decreased income. Income tax expense was approximately 36% and 44% of pretax income in September 2005 and 2004, respectively. The decrease in the effective tax rate is primarily due to the filing of a consolidated tax return during the current period, thereby allowing the Company to utilize and record the tax benefits not recorded in the prior comparative period.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2005, cash and cash equivalents totaled $13.2 million. At September 30, 2005, the Company had commitments to fund loans of $1.3 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $109.0 million. Management believes, based on past experience that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs. First Federal Bank has the ability to borrow funds at the Federal Home Loan Bank (FHLB) per the Credit Policy of the FHLB. Services utilized have been term advances and open lines of credit. At September 30, 2005 the Bank had $17.0 million in FHLB advances with an average weighted rate of 3.88% and tiered maturities from January 2006 through June 2008. In addition, an advance totaling $226,000 at 5.07% is scheduled for payments to amortize over a ten-year period, maturing in August 2015. Collateral used for these purposes are mortgage-backed securities issued by government sponsored agencies, namely, GNMA and FNMA, with a total value of $30.6 million, or 21.9% of total available-for-sale securities, and therefore does not significantly impact the Company’s liquidity.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of September 30, 2005:

	ACTUAL		REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Core capital (to adjusted total assets)	$24,020	7.22%	$13,310	4.00%	$10,710	3.22%
Tangible capital (to adjusted total assets)	24,020	7.22	4,991	1.50	19,029	5.72
Risk-based capital (to risk-weighted assets)	24,478	15.39	12,723	8.00	11,755	7.39

The decline in capital was a result of the Bank’s dividend payments to the Company totaling $2.0 million during the first quarter 2005. These dividends were primarily used by the Company to repurchase its stock. Although the level of capital has declined, it continues to exceed minimum requirements for a well-capitalized institution.

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

Quantitative Aspects of Market Risk. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at September 30, 2005, the latest date for which information is available, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. All model outputs associated with the –300 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Basis Point Change
	(Dollars in thousands)
300	$18,069	(13,903)	(43)%	5.69%	(378	)bp
200	23,360	(8,612)	(27)	7.19	(228	)bp
100	28,038	(3,934)	(12)	8.46	(101	)bp
Static	31,972	—	—	9.47	—
(100)	34,710	2,737	9	10.13	66	bp
(200)	35,370	3,398	11	10.24	77	bp

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2005.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 through July 31, 2005	—		—	—	—
August 1, 2005 through August 31, 2005	—		—	—	—
September 1, 2005 through September 30, 2005	25	(1)	$20.79	—	—

(1)	Purchased through unsolicited private transactions.

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

FIRST FEDERAL BANCSHARES, INC.

Date: November 7, 2005	/s/ James J. Stebor
James J. Stebor
President and Chief Executive Officer

Date: November 7, 2005	/s/ Cathy D. Pendell
Cathy D. Pendell
Treasurer