Form 10-K
period 2005-12-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2006-03-30
CIK 1113107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to ___________

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter was $21,362,859 based upon the closing price of $21.00 as quoted on the Nasdaq National Market.

The number of shares outstanding of the registrant’s common stock as of March 22, 2006 was 1,242,264.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Annual Report to Stockholders and of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

i

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on First Federal Bancshares, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the market area in which First Federal Bancshares operates, as well as nationwide, First Federal Bancshare’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. First Federal Bancshares assumes no obligation to update any forward-looking statements.

PART I

Item 1. BUSINESS

General

First Federal Bancshares, Inc. (also referred to as the “Company” or “First Federal Bancshares”), was organized as a Delaware business corporation in 2000 to be the savings and loan holding company for First Federal Bank (also referred to as the “Bank” or “First Federal”) in connection with the conversion of First Federal from mutual to stock form of ownership. The conversion was completed on September 27, 2000. First Federal Bancshares has no significant assets, other than all of the outstanding shares of First Federal, and no significant liabilities other than subordinated debentures in the form of trust preferred securities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to First Federal.

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

The market area served by First Federal is generally rural and has an agriculturally-based economy. Adams County, Illinois, which is home to the city of Quincy, is a regional population and employment center for west central Illinois and northeast Missouri. Quincy has a diverse employment base and serves as a center for education, healthcare and related services. As of June 30, 2005, First Federal held 6.55% of the deposits in Quincy, which was the 6th largest share of deposits out of 10 institutions in the city.

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

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One- to four-family	$111,267	62.08%	$84,098	61.31%	$82,931	62.41%	$108,816	71.92%	$75,904	66.98%
Multi-family and commercial	49,469	27.60	34,962	25.49	30,453	22.92	24,281	16.05	19,973	17.62
Construction	1,904	1.06	3,305	2.41	1,579	1.19	1,221	0.81	439	0.39

Total real estate loans	162,640	90.74	122,365	89.21	114,963	86.52	134,318	88.78	96,316	84.99
Commercial loans	7,526	4.20	6,932	5.06	7,191	5.41	6,136	4.06	5,684	5.02
Consumer and other loans:
Automobile	5,976	3.34	5,075	3.70	4,470	3.36	4,342	2.87	5,055	4.46
Home improvement	413	0.23	484	0.35	1,405	1.06	1,823	1.20	2,270	2.00
Share loans	1,524	0.85	1,282	0.93	1,231	0.93	1,279	0.84	931	0.82
Other	1,153	0.64	1,025	0.75	3,621	2.72	3,400	2.25	3,068	2.71

Total consumer and other loans	9,066	5.06	7,866	5.73	10,727	8.07	10,844	7.16	11,324	9.99

Total loans	179,232	100.00%	137,163	100.00%	132,881	100.00%	151,298	100.00%	113,324	100.00%

Add:
Real estate in judgment	—		20		—		—		—
Unearned premiums	160		—		—		—		—
Less:
Unearned discounts	(71)		—		—		—		—
Deferred loan origination fees and discounts	201		90		17		(53)		121
Allowance for loan losses	(971)		(942)		(963)		(976)		(534)

Total loans, net	$178,551		$136,331		$131,935		$150,269		$112,911

The following table presents certain information at December 31, 2005 regarding the dollar amount of loans maturing in First Federal’s portfolio based on their contractual terms to maturity or scheduled amortization, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due in one year or less. Loan balances do not include undisbursed loan proceeds, net deferred loan origination costs and allowance for loan losses. Construction loans are originated as construction/permanent. Therefore, some construction loans may have a term of longer than one year.

	At December 31, 2005
	One- to Four- Family	Multi- Family and Commercial Real Estate	Construction	Consumer	Commercial	Total Loans
	(In thousands)
Amounts due in:
One year or less	$5,471	$3,127	$1,700	$1,619	$2,090	$14,007
More than one year to three years	13,454	12,918	180	3,424	2,273	32,249
More than three years to five years	7,235	20,170	24	3,781	2,206	33,416
More than five years to 10 years	6,419	4,100	—	207	957	11,683
More than 10 years to 20 years	23,828	4,235	—	35	—	28,098
More than 20 years	54,860	4,919	—	—	—	59,779

Total amount due	$111,267	$49,469	$1,904	$9,066	$7,526	$179,232

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

The following table presents the dollar amount of all loans due after December 31, 2006, that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2006
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family	$23,316	$82,480	$105,796
Multi-family and commercial	37,360	8,982	46,342
Construction	24	180	204
Total real estate loans	60,700	91,642	152,342
Consumer loans	7,447	—	7,447
Commercial loans	4,968	468	5,436

Total loans	$73,115	$92,110	$165,225

One- to Four-Family Real Estate Loans. Prior to 2002, First Federal’s residential mortgage loans were primarily structured as either one-year adjustable-rate mortgage loans or five-year balloon loans. In 2002, First Federal discontinued offering five-year balloon loans and began offering adjustable-rate mortgage loans that adjust annually after a five-year initial fixed period. During 2003, First Federal expanded its adjustable-rate mortgage loan products by adding adjustable rate mortgage loans that adjust annually after a three-year and seven-year initial fixed period. The loan fees charged, interest rates and other provisions of First Federal’s mortgage loans are determined by First Federal on the basis of its own pricing criteria and market conditions.

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

Multi-family and Commercial Real Estate Loans. Most of the multi-family loans and commercial real estate loans originated by First Federal are five-year and three-year balloon loans with payments based on an amortization schedule of up to 20 years. Generally, the maximum loan-to-value ratio for a multi-family or commercial real estate loan is 75%. First Federal requires written appraisals prepared by an approved independent appraiser of all properties located in Quincy, Illinois securing multi-family or commercial real estate loans in amounts over $50,000 and all properties located in the remainder of First Federal’s market area securing multi-family or commercial real estate loans in amounts over $5,000. At December 31, 2005, First Federal’s commercial real estate loans were secured by a variety of properties, including retail and small office properties, farmland and churches.

In addition, First Federal also purchases participation interests in multi-family and commercial real estate loans, which are generally adjustable-rate loans indexed to the prime rate with terms of up to 25 years.

Residential Construction Loans. First Federal originates construction loans to professional builders and to individuals for the construction and acquisition of personal residences. Most of First Federal’s construction loans are made to individuals. First Federal’s construction loans generally provide for the payment of interest only during the construction phase, which is usually six months. In the case of loans to individuals, at the end of the construction phase, the borrower must refinance into a current mortgage product. Loans can be made with a maximum loan-to-value ratio of 90%.

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

Multi-family and commercial real estate lending affords First Federal an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by these properties usually are greater in amount and are more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by income producing properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. First Federal seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 75% for multi-family and commercial real estate loans and by strictly scrutinizing the financial condition of the borrower, the cash flow of the project, the quality of the collateral and the management of the property securing the loan. First Federal further attempts to minimize credit risk by lending in geographical areas that are familiar to First Federal management and are within a reasonable distance from the Bank. First Federal conducts a visual inspection for possible environmental compliance concerns and requires an environmental audit with respect to manufacturing facilities securing any loan over $200,000 and any other property where the inspection discloses possible problems. First Federal also generally obtains personal loan guarantees from financially capable parties.

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

Loans to One Borrower. The maximum amount that First Federal may lend to one borrower is limited by regulation. At December 31, 2005, First Federal’s regulatory limit on loans to one borrower was $3.8 million. At that date, First Federal’s largest amount of loans to one borrower, including the borrower’s related interests, was approximately $3.2 million and consisted of commercial real estate loans located in First Federal’s market area. These loans were performing according to their original terms at December 31, 2005.

Loan Originations, Purchases and Sales. First Federal’s lending activities are conducted by its employees operating through First Federal’s offices. First Federal relies on advertising, referrals from realtors and customers, and personal contact by First Federal’s staff to generate loan originations. As needed, First Federal has used a mortgage company in Colorado, and more recently, ABN-AMRO and Countrywide Home Loans to purchase whole loans and participation interests in commercial and residential mortgage loans in order to implement strategies contained in First Federal’s business plan. First Federal has also participated in a small amount of loans through a group of institutions organized to lend to businesses in the Quincy, Illinois business district. In addition, First Federal also purchases participation interests in multi-family and commercial real estate loans, which are generally adjustable-rate loans indexed to the prime rate with terms of up to 25 years. Except for loans originated through the Federal Home Loan Bank’s Mortgage Partnership Finance Program and Countrywide Home Loans, First Federal generally retains for its portfolio all of the loans that it originates.

The following table presents total loans originated, purchased and repaid during the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Loans at beginning of period	$137,163	$132,881	$151,298
Originations:
Real estate:
One- to four-family	25,062	13,039	10,103
Multi-family and commercial	8,448	9,618	5,194
Construction	3,403	2,507	1,995

Total real estate loans	36,913	25,164	17,292
Consumer:
Home improvement	201	673	570
Automobile	4,838	3,771	3,345
Other	2,154	3,131	3,815

Total consumer loans	7,193	7,575	7,730
Commercial	11,774	5,945	6,284

Total loans originated	55,880	38,684	31,306
Loans purchased	37,354	4,039	7,137
Deduct:
Loans sold	2,104	—	—
Principal loan repayments and prepayments	48,205	38,179	56,358
Transfers to REO and repossessed assets	856	262	502

Sub-total	51,165	38,441	56,860
Net loan activity	42,069	4,282	(18,417)

Loans at end of period	$179,232	$137,163	$132,881

Nonperforming Assets and Delinquencies. The following table presents information with respect to First Federal’s nonperforming assets at the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Accruing loans past due 90 days or more:
One- to four-family real estate	$1,000	$875	$925	$1,709	$738
Multi-family and commercial real estate	14	—	24	86	50
Consumer	72	27	44	123	83
Commercial	—	—	—	—	—

Total	1,086	902	993	1,918	871
Non-accruing loans:
One- to four-family real estate	34	596	84	—	34
Multi-family and commercial real estate	—	333	62	—	—
Consumer	—	—	—	—	—
Commercial	—	—	14	—	—

Total	34	929	160	—	34
Real estate owned (REO)	233	100	149	—	195
Other repossessed assets	15	53	—	277	20

Total nonperforming assets	$1,368	$1,984	$1,302	$2,195	$1,120

Total nonperforming loans as a percentage of total loans	0.62%	1.33%	0.87%	1.27%	0.80%
Total nonperforming assets as a percentage of total assets	0.40%	0.63%	0.40%	0.69%	0.46%

Interest income that would have been recorded for the year ended December 31, 2005 had nonaccruing loans been current according to their original terms amounted to approximately $22,000. No interest related to these loans was included in interest income for the year ended December 31, 2005.

First Federal ceases accruing interest on loans when principal or interest payments are delinquent 90 days or more unless the loan is adequately collateralized and in the process of collection. Once the accrual of interest on a loan is discontinued, all interest previously accrued is reversed against current period interest income once management determines that interest is uncollectible.

The following tables sets forth the delinquencies in First Federal’s loan portfolio as of the dates indicated.

	At December 31,
	2005				2004
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	46	$1,374	27	$1,034	48	$1,469	40	$1,471
Multi-family and commercial	1	13	2	14	2	22	1	333
Construction	—	—	—	—	1	1	—	—
Land	2	37	—	—	—	—	—	—
Consumer loans:
Home improvement	2	7	1	5	2	4	—	—
Automobile	13	89	13	54	3	10	8	23
Other	3	39	2	13	1	1	1	4
Commercial loans	—	—	—	—	—	—	—	—

Total	67	$1,559	45	$1,120	57	$1,507	50	$1,831

Delinquent loans to total loans		0.87%		0.62%		1.10%		1.33%

	At December 31, 2003
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	46	$1,410	35	$1,009
Multi-family and commercial	3	48	3	86
Construction	—	—	—	—
Consumer loans:
Home improvement	5	20	3	20
Automobile	2	6	1	14
Other	6	48	4	10
Commercial loans	—	—	1	14

Total	62	$1,532	47	$1,153

Delinquent loans to total loans		1.15%		0.87%

Real Estate Owned. Real estate acquired by First Federal as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges to expense. At December 31, 2005, First Federal had real estate owned in the amount of $233,000, consisting of single family and commercial real estate loans.

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

The following table presents classified assets at December 31, 2005.

	Loss		Doubtful		Substandard		Special Mention
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
(Dollars in thousands)
Real estate loans:
One- to four-family	—	$—	—	$—	14	$558	2	$9
Multi-family and commercial	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—
Consumer loans:
Home improvement	—	—	—	—	—	—	—	—
Automobile	—	—	—	—	15	64	—	—
Share loans	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—	—	—

Total	—	$—	—	$—	29	$622	2	$9

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

At December 31, 2005, First Federal’s allowance for loan losses represented 0.54% of total loans and 86.70% of nonperforming loans. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while First Federal believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal’s loan portfolio, will not request First Federal to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal’s financial condition and results of operations.

The following table presents an analysis of First Federal’s allowance for loan losses.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$942	$963	$976	$534	$572
Charged-off loans:
One- to four-family real estate	(66)	(54)	(74)	—	—
Multi-family and commercial	(151)	—	(2)	—	—
Consumer	(110)	(40)	(113)	(25)	(178)
Deposits	(11)	(2)	—	—	—

Total charged-off loans	(338)	(96)	(189)	(25)	(178)
Recoveries on loans previously charged off:
One- to four-family real estate	4	24	5	—	—
Multi-family and commercial	—	—	—	—	—
Consumer	57	49	81	88	37
Deposits	3	2	—	—	—

Total recoveries	64	75	86	88	37
Net recoveries (charge-offs)	(274)	(21)	(103)	63	(141)
Allowance acquired	—	—	—	372	—

Provision for loan losses	303	—	90	7	103

Allowance for loan losses, end of period	$971	$942	$963	$976	$534

Allowance for loan losses to total loans	0.54%	0.69%	0.72%	0.65%	0.47%
Allowance for loan losses to nonperforming loans and troubled debt restructurings	86.70	51.45	83.52	50.89	59.01
Recoveries to charge-offs	(18.93)	(78.13)	(45.50)	(352.00)	20.79
Net charge-offs (recoveries) to average loans outstanding	(0.17)	(0.02)	(0.07)	(0.06)	0.12

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

	At December 31,
	2005			2004			2003
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate	$819	84.35%	90.74%	$590	62.63%	89.21%	$621	64.49%	86.52%
Consumer	77	7.93	4.20	70	7.43	5.74	76	7.89	8.07
Commercial	75	7.72	5.06	73	7.75	5.05	86	8.93	5.41
Unallocated	—	—	—	209	22.19	—	180	18.69	—

Total allowance for loan losses	$971	100.00%		$942	100.00%		$963	100.00%

	At December 31,
	2002			2001
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate	$571	58.51%	88.78%	$220	41.20%	84.99%
Consumer	85	8.71	7.16	88	16.48	9.99
Commercial	196	20.08	4.06	99	11.98	5.02
Unallocated	124	12.70	—	127	30.34	—

Total allowance for loan losses	$976	100.00%		$534	100.00%

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

First Federal’s Board of Directors has the overall responsibility for First Federal’s investment portfolio, including approval of First Federal’s investment policy and appointment of First Federal’s Investment Committee. The Board of Directors reviews, updates and approves First Federal’s investment policy at least quarterly. The Board of Directors also reviews on at least a quarterly basis an investment activities reporting package prepared by the Investment Committee, which provides portfolio activity, risk levels and compliance with risk limits. The Investment Committee is responsible for approving major policies for conducting investment activities, including the establishment of risk limits and also ensures that management has the requisite skills to manage the risks associated with approved investment activities. First Federal’s Chief Executive Officer is authorized to make investment decisions consistent with First Federal’s investment policy and the recommendations of First Federal’s Investment Committee, and is primarily responsible for daily investment activities. The Investment Committee generally meets monthly with the Chief Executive Officer in order to review and determine investment strategies and transactions.

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

First Federal’s investment portfolio grew in 2002 and 2003 due to the low interest rate environment, however, First Federal’s investment portfolio decreased in 2004 due to the deployment of investments to fund First Federal Bancshares’ tender offer and to fund loan growth. The low interest rate environment led to a higher demand for long-term, fixed-rate loans, and caused borrowers to refinance adjustable-rate mortgage loans. First Federal began offering fixed-rate loans in 2000 but still experienced numerous pay-offs due to extreme competition for these loans both locally and nationally. During 2005, First Federal originated $10.7 million of loans funded through the MPF Program. As market conditions demand, First Federal may use funds from the maturity and sale of securities to make new loans or retire debt.

Generally accepted accounting principles require that securities be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.” First Federal currently categorizes all securities as available for sale. First Federal does not currently use or maintain a trading account.

At December 31, 2005, First Federal did not own any securities, other than those disclosed in the following table, that had an aggregate book value in excess of 10% of First Federal’s retained earnings at that date.

The following table presents the amortized cost and fair value of First Federal’s securities, by type of security, at the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities:
Debt securities available-for-sale:
Obligations of U.S. Treasury and U.S. government agencies	$27,572	$26,407	$27,571	$26,932	$36,570	$36,021
Other securities	15,042	14,915	15,938	16,111	29,288	29,630

Total	42,614	41,322	43,509	43,043	65,858	65,651
Equity securities available-for-sale:
FHLMC stock	28	531	40	907	57	1,019
U.S. government mortgage securities fund	19,134	18,223	18,629	18,285	17,860	17,632
Adjustable rate mortgage securities fund	9,330	9,127	9,313	9,232	9,096	9,079
ULTRA Fund	1,021	1,001	1,446	1,435	1,002	1,003

Total equity securities available-for-sale	29,513	28,882	29,428	29,859	28,015	28,733

Mortgage-related securities:
Mortgage-related securities available-for-sale:
FHLMC	10,476	10,110	12,868	12,768	20,360	20,452
FNMA	40,201	38,669	44,673	44,024	34,060	33,744
GNMA	14,810	14,547	18,501	18,390	8,342	8,360
Private CMO	3,584	3,493	3,986	3,976	1,992	2,009

Total mortgage-related securities available-for-sale	69,071	66,819	80,028	79,158	64,754	64,565

Net unrealized gains on available-for-sale securities	(4,175)	—	(905)	—	322	—

Total securities	$137,023	$137,023	$152,060	$152,060	$158,949	$158,949

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of First Federal’s debt securities and mortgage-related securities as of December 31, 2005.

	At December 31, 2005
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale securities:
Debt securities:
Municipals securities(1)	$184	3.09%	$2,879	2.53%	$3,713	2.85%	$520	2.74%	$7,296	2.72%
Obligations of U.S. Government agencies	—	—	14,937	3.49	11,470	4.49	—	—	26,407	3.92
Asset-backed securities and SBA	—	—	—	—	—	—	1,751	3.95	1,751	3.95
Corporate bond	—	—	3,880	4.20	1,988	7.03	—	—	5,868	5.16
Private CMO	—	—	—	—	—	—	3,493	3.82	3,493	3.82
Mortgage-related securities	—	—	18,034	3.51	10,306	3.83	34,986	3.98	63,326	3.82

Total securities at fair value	$184	3.09%	$39,730	3.50	$27,477	4.20	$40,750	3.62	$108,141	3.72

(1)	Weighted average yield for municipal securities is presented on a tax equivalent basis based on an assumed tax rate of 34%.

Deposit Activities and Other Sources of Funds

General. Deposits are the major external source of funds for First Federal’s lending and other investment activities. In addition, First Federal also generates funds internally from loan principal repayments and prepayments and maturing securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. First Federal may use borrowings from the Federal Home Loan Bank of Chicago and proceeds from the issuance of trust preferred securities to compensate for reductions in the availability of funds from other sources. Presently, First Federal has no other borrowing arrangements aside from the Federal Home Loan Bank of Chicago and fixed/floating subordinated debentures in the form of trust preferred securities.

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

First Federal believes it is competitive in the interest rates it offers on its deposit products. First Federal determines the rates paid based on a number of factors, including rates paid by competitors, First Federal’s need for funds and cost of funds, borrowing costs and movements of market interest rates. In the past, First Federal utilized brokers to obtain deposits, however, at December 31, 2005, First Federal had no brokered deposits.

The following table indicates the amount of First Federal’s jumbo certificates of deposits by time remaining until maturity as of December 31, 2005. Jumbo certificates of deposits have principal balances of $100,000 or more.

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$7,579	3.17%
Over three through six months	4,753	3.33
Over six through 12 months	8,960	3.63
Over 12 months	11,127	3.97

Total	$32,419	3.60

The following table presents the deposit activity of First Federal for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Beginning balance	$273,711	$271,850	$263,834
Increase (decrease) before interest credited	11,437	(2,935)	2,364
Assumption of deposits at fair value	—	—	—
Interest credited	6,080	4,796	5,652

Net increase	17,517	1,861	8,016

Ending balance	$291,228	$273,711	$271,850

The following table sets forth the balances and changes in dollar amounts in the various accounts offered by First Federal between the dates indicated.

	Year Ended December 31,
	2005			2004			2003
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Savings accounts	$30,283	10.40%	$(5,165)	$35,448	12.95%	$1,538	$33,910	12.47%	$2,055
Money market deposits	33,995	11.67	8,774	25,221	9.21	5,395	19,826	7.29	(2,777)
NOW accounts	25,537	8.77	1,526	24,011	8.77	376	23,635	8.70	110
Certificates maturing:
Within 1 year	119,778	41.13	27,441	92,337	33.74	(19,925)	112,262	41.29	(7,504)
After 1 year, but within 2 years	45,711	15.70	(11,856)	57,567	21.03	13,036	44,531	16.38	14,160
After 2 years, but within 5 years	30,792	10.57	(5,079)	35,871	13.11	2,197	33,674	12.39	1,682
After 5 years	105	0.04	105	—	—	—	—	—	—

Total certificates	196,386	67.40	10,611	185,775	67.87	(4,692)	190,467	70.06	8,338
Noninterest-bearing deposits	5,027	1.73	1,771	3,256	1.19	(756)	4,012	1.48	290

Total	$291,228	100.00%	$17,517	$273,711	100.00%	$1,861	$271,850	100.00%	$8,016

Borrowings. First Federal has the ability to use advances from the Federal Home Loan Bank of Chicago to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Chicago functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Chicago, First Federal is required to own capital stock in the Federal Home Loan Bank of Chicago and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2005, First Federal had the ability to borrow a total of approximately $1.7 million from the Federal Home Loan Bank of Chicago without securing advances with securities specifically assigned to the Federal Home Loan Bank of Chicago.

The following tables presents certain information regarding First Federal’s use of Federal Home Loan Bank of Chicago advances during the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$12,540	$6,114	$4,888
Maximum amount outstanding at any month-end during the period	18,188	6,450	8,000
Balance outstanding at end of period	18,188	6,450	6,000
Weighted average interest rate during the period	3.84%	2.89%	3.42%
Weighted average interest rate at end of period	3.97	3.65	2.52

First Federal Bancshares has supported its growth through the issuance of subordinated debentures from a special purpose trust that is a wholly-owned subsidiary of First Federal Bancshares. At December 31, 2005, First Federal Bancshares had outstanding subordinated debentures totaling $7.2 million. Payments of the principal and interest on the subordinated debentures of this special purpose trust is unconditionally guaranteed by First Federal Bancshares. Further, the accompanying junior subordinated debentures First Federal Bancshares issued to the special purpose trust is senior to our shares of common stock.

Subsidiary Activities

First Federal Bancshares has two wholly-owned subsidiaries, First Federal Bank and FFBI Capital Trust I (the “Trust”). The Trust is a special purpose trust through which First Federal Bancshares issues trust preferred securities. First Federal Bank has no subsidiaries.

Personnel

As of December 31, 2005, First Federal had 78 full-time employees and 14 part-time employees, none of whom is represented by a collective bargaining unit. First Federal believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, First Federal Bancshares is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. First Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. First Federal is a member of the

Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. First Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test First Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on First Federal Bancshares, First Federal and their operations. Certain regulatory requirements applicable to First Federal and to First Federal Bancshares are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on First Federal and First Federal Bancshares and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

First Federal Bancshares is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as First Federal Bancshares, was not generally restricted as to the types of business activities in which it may engage, provided that First Federal continued to be a qualified thrift lender. See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the QTL Test. First Federal Bancshares does not qualify for the grandfathering and is limited to such activities. Upon any non-supervisory acquisition by First Federal Bancshares of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, First Federal Bancshares would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision, and is prohibited from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of First Federal Bancshares and the institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. First Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend to First Federal Bancshares. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of First Federal Bancshares. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of First Federal Bancshares’ outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of First Federal Bancshares. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 Capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2005, First Federal met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in the amount of up to the lessor of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2005, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.40 basis points of assessable deposits.

First Federal’s total assessment paid for fiscal 2005 (including the Financing Corporation assessment) was $38,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2005, First Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

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

Transactions with Related Parties. First Federal’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with an institution, including First Federal Bancshares and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by First Federal Bancshares to its executive officers and directors. However, the law contains a specific exception for loans by First Federal to its executive officers and directors in compliance with federal banking laws. Under such laws, First Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System

First Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2005 of $1.7 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $48.3 million; a 10% reserve ratio is applied above $48.3 million. The first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. First Federal complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. First Federal Bancshares and First Federal Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to First Federal Bancshares and First Federal Bank in the same manner as to other corporations with some exceptions, including particularly First Federal Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal Bank or First Federal Bancshares. First Federal Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 1997. For its 2005 tax year, First Federal’s maximum federal income tax rate was 34%.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers and key employees of the Company and First Federal who are not also directors. The following individuals are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced. Ages are as of December 31, 2005.

Peggy L. Higgins has served as Assistant Treasurer of the Company and Treasurer of First Federal since 2000. Ms. Higgins has also served as Senior Vice President of First Federal since 1998. Prior to becoming Senior Vice President, Ms. Higgins served as a Vice President. She has been affiliated with First Federal since 1976. Age 52.

Cathy D. Pendell has served as Treasurer of the Company since 2000 and Chief Financial Officer and Senior Vice President of First Federal since 2002 and 1998, respectively. She has been affiliated with First Federal since 1976. Ms. Pendell is a certified public accountant. Age 46.

Millie R. Shields has served as Senior Vice President of First Federal since 1998 and as Secretary of the Company and First Federal since 2004. Prior to becoming Senior Vice President, Ms. Shields served as a Vice President. She has been affiliated with First Federal since 1978. Age 46.

Mark A. Tyrpin joined First Federal in September 1999 as Vice President and head of the commercial loan department. From 1990 until joining First Federal, Mr. Tyrpin was with Bank of America (formerly, NationsBank), most recently with the title of Senior Vice President/Commercial Loan Manager. Age 40.

ITEM 1A. RISK FACTORS

An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this annual report on Form 10-K and information incorporated by reference into this annual report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

First Federal’s Market Area Limits Its Growth Potential

Except for its offices in Quincy, Illinois, First Federal’s offices are located in small towns in rural counties. The small population and slow growth of the rural counties served by First Federal provide limited growth opportunities, if any. As a result, First Federal’s ability to achieve loan and deposit growth in those areas depends, in large part, on First Federal increasing its market share or growth by acquisition.

Our business is subject to the success of the local economy in which we operate.

Because nearly all of our borrowers and depositors are individuals and businesses located and doing business in west central Illinois and the neighboring counties in northeast Missouri, our success depends to a significant extent upon economic conditions in this market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in west central Illinois and northeast Missouri could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Our purchase of unseasoned, out-of-state loans may expose us to increased lending risks.

In 2005, we purchased $22.7 million of newly originated one- to four-family real estate loans, $14.7 million of purchased participation loans and $200,000 of commercial loans, net of repayment of principal. One- to four-family real estate purchased loans are secured by properties located in the states of Illinois, Missouri, Iowa, Indiana, Minnesota, Wisconsin, Kansas, Colorado and Arizona. The purchased participation loans are secured by properties throughout the country. The aggregate outstanding principal amount of these loans of $34.7 million at December 31, 2005, represented 19.4% of our total loans. It is difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans and because the properties securing these loans are located outside of our market area. We can give no assurance that these loans will not have delinquency or charge-off levels above our historical experience, which would adversely affect our future performance. However, all loans are current as of December 31, 2005.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

Interest rates have recently been at historically low levels. However, between June 30, 2004 and December 31, 2005, the U.S. Federal Reserve has increased its target for the federal funds rate thirteen times, from 1.00% to 4.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upward faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Competition from financial institutions and other financial service providers may adversely affect our growth and profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Many of our competitors are larger financial institutions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Properties

First Federal currently conducts its business through its main office located in Colchester, Illinois, and seven other full-service banking offices, all of which it owns.

Location	Year Acquired	Net Book Value of Property at December 31, 2005
		(In thousands)
109 East Depot Street
Colchester, Illinois 62326	1940	$49,903
2001 Maine Street
Quincy, Illinois 62301	1977	226,440
101 North 36th Street
Quincy, Illinois 62301	1988	1,231,350
430 West Jackson Street
Macomb, Illinois 61455	1984	342,307
109 East Hurst Street
Bushnell, Illinois 61422	1989	123,259
123 West Lafayette Street
Palmyra, Missouri 63461	2002	256,092
600 Washington Street
Canton, Missouri 63435	2002	239,792
180 South Johnson Street
Kahoka, Missouri 63445	2002	396,741

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information regarding the market for First Federal Bancshares’ common equity and related stockholder matters is incorporated herein by reference to First Federal Bancshares’ 2006 Annual Report to Stockholders at “Investor and Corporate Information.”

Purchases of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2005.

Period	(a) Total number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 through October 31, 2005	—	—	—	—
November 1, 2005 through November 30, 2005	2,235	$20.30	—	—
December 1, 2005 through December 31, 2005	—	—	—	—

(1)	Purchased through unsolicited private transactions.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the Section captioned “Selected Consolidated Financial Information” in the 2006 Annual Report to Stockholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to First Federal Bancshares’ 2006 Annual Report to Stockholders at “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information regarding financial statements is incorporated herein by reference to First Federal Bancshares’ 2006 Annual Report to Stockholders in the Consolidated Financial Statements and the Notes thereto.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the directors and officers of First Federal Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2006 Annual Meeting of Stockholders and to Part I, Item 1, “Description of Business — Executive Officers of the Registrant.”

First Federal Bancshares has adopted a Code of Ethics and Business Conduct. See the Exhibits to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2006 Annual Meeting of Stockholders.

Equity Compensation Plan Information as of December 31, 2005

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	209,016	(1)	$15.19	(1)	—
Equity compensation plans not approved by security holders	—		—		—

Total	209,016		$15.19		—

(1)	Includes 13,521 options that were assumed in connection with the acquisition of PFSB Bancorp, Inc., which have a weighted average exercise price of $8.52.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and services is incorporated herein by reference to First Federal Bancshares’ Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) (1)	The following are filed as a part of this report by means of incorporation to First Federal Bancshares’ 2006 Annual Report to Stockholders:

•	Report of Independent Auditors

•	Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

•	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

3.1	Certificate of Incorporation of First Federal Bancshares, Inc.(1)

3.2	Bylaws of First Federal Bancshares, Inc.(2)

4.1	Specimen Stock Certificate of First Federal Bancshares, Inc.(1)

4.2	No long term debt instrument issued by First Federal Bancshares exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, First Federal Bancshares will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	*Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (3)

10.2	*Employment Agreement between First Federal Bank and James J. Stebor (3)

10.3	*First Federal Bank Supplemental Executive Retirement Plan (3)

10.4	*First Federal Bank Employee Severance Compensation Plan (3)

10.5	*First Federal Bancshares, Inc. 2002 Stock-Based Incentive Plan (4)

10.6	*PFSB Bancorp, Inc. 2001 Stock-Based Incentive Plan (5)

10.7	*Form of NSO Award Agreement (7)

10.8	*Change in Control Agreement with Mark Tyrpin

13.0	Portions of the Annual Report to Stockholders

14.1	Code of Ethics and Business Conduct (6)

21.0	List of Subsidiaries

23.0	Consent of Crowe Chizek and Company LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.
(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on March 28, 2002.
(3)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB, filed on November 14, 2000.
(4)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB, filed on August 13, 2001.
(5)	Incorporated by reference to PFSB Bancorp, Inc.’s Registration Statement on Form S-8 (SEC No. 333-35020), filed on April 18, 2000.
(6)	Incorporated herein by reference from the Current Report on Form 8-K, as amended, filed on October 17, 2003.
(7)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on March 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

Date: March 30, 2006	By:	/s/ James J. Stebor
James J. Stebor
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James J. Stebor	President, Chief Executive Officer and Director (principal executive officer)
James J. Stebor		March 30, 2006

/s/ Cathy D. Pendell	Treasurer (principal financial and accounting officer)
Cathy D. Pendell		March 30, 2006

/s/ Franklin M. Hartzell	Director
Franklin M. Hartzell		March 30, 2006

/s/ Stephan L. Roth	Director
Stephan L. Roth		March 30, 2006

/s/ Richard D. Stephens	Director
Richard D. Stephens		March 30, 2006

/s/ Murrel Hollis	Director
Murrel Hollis		March 30, 2006

/s/ Gerald L. Prunty	Director
Gerald L. Prunty		March 30, 2006

/s/ B. Bradford Billings	Director
B. Bradford Billings		March 30, 2006

/s/ Mark K. Bross	Director
Mark K. Bross		March 30, 2006