Form 10-Q
period 2006-03-31
FIRST FEDERAL BANCSHARES INC /DE
filed 2006-05-15
CIK 1113107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of April 30, 2006 the Registrant had outstanding 1,242,264 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

First Federal Bancshares, Inc.

Consolidated Statements of Financial Condition

(in thousands of dollars, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$21,698	$12,798
Time deposits in other financial institutions	196	196
Securities available-for-sale, at fair value	135,011	137,023
Loans receivable, net	182,126	178,551
Real estate owned, net	201	233
Federal Home Loan Bank stock, at cost	1,682	1,682
Premises and equipment, net	3,246	3,300
Goodwill	1,340	1,340
Core deposits and other intangibles	198	209
Accrued interest receivable	1,652	1,606
Other assets	2,565	2,364

TOTAL ASSETS	$349,915	$339,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$299,460	$291,228
Advances from borrowers for taxes and insurance	390	217
Federal Home Loan Bank advances	19,667	18,188
Subordinated debentures	7,217	7,217
Accrued interest payable	841	754
Due to broker	739	—
Other liabilities	504	383

Total liabilities	328,818	317,987

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized; 2,242,500 shares issued	22	22
Additional paid-in capital	23,111	23,166
Unearned ESOP shares	(807)	(852)
Unearned stock awards	—	(203)
Treasury stock (1,000,236 shares)	(30,015)	(30,015)
Retained earnings	31,757	31,751
Accumulated other comprehensive loss	(2,971)	(2,554)

Total shareholders’ equity	21,097	21,315

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$349,915	$339,302

See notes to consolidated financial statements.

First Federal Bancshares, Inc.

Consolidated Statements of Income

(in thousands of dollars, except share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income
Loans	$2,774	$2,114
Securities	1,428	1,491
Other interest income	95	75

Total interest income	4,297	3,680

Interest expense
Deposits	2,204	1,590
Federal Home Loan Bank advances	200	56
Subordinated debentures	105	105

Total interest expense	2,509	1,751

Net interest income	1,788	1,929

Provision for loan losses	51	—

Net interest income after provision for loan losses	1,737	1,929

Noninterest income
Service charges on deposit accounts	93	89
Loan origination and servicing fees	58	57
Other fee income	93	55
Net gain on sale of securities	20	4
Recovery of impairment loss	8	—
Other income	9	23

Total noninterest income	281	228

Noninterest expense
Compensation and benefits	1,096	1,041
Occupancy and equipment	156	140
Data processing	185	150
Federal insurance premiums	31	29
Advertising	32	41
Professional fees	85	75
Other noninterest expense	216	232

Total noninterest expense	1,801	1,708

Income before income taxes	217	449

Provision for income taxes	72	164

Net income	$145	$285

Earnings per share
Basic	$.13	$.24
Diluted	$.12	$.23

Weighted average shares - basic	1,146,650	1,186,654

Comprehensive loss	$(272)	$(888)

See notes to consolidated financial statements.

First Federal Bancshares, Inc.

Consolidated Statements of Shareholders’ Equity

Three months ended March 31, 2006 and 2005

(in thousands of dollars, except share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Total Share- holders’ Equity
Balance at December 31, 2004	$22	$22,954	$(1,032)	$(474)	$(28,185)	$31,393	$(554)	$24,124
ESOP shares earned	—	66	45	—	—	—	—	111
Options exercised (1,900 shares)	—	(24)	—	—	58	—	—	34
Stock awards earned	—	—	—	68	—	—	—	68
Dividends declared ($.12 per share)	—	—	—	—	—	(146)	—	(146)
Comprehensive income
Net income	—	—	—	—	—	285	—	285
Unrealized loss on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(1,173)	(1,173)

Total comprehensive loss								(888)

Balance at March 31, 2005	$22	$22,996	$(987)	$(406)	$(28,127)	$31,532	$(1,727)	$23,303

Balance at December 31, 2005	$22	$23,166	$(852)	$(203)	$(30,015)	$31,751	$(2,554)	$21,315
Transferred to additional paid-in capital	—	(203)	—	203	—	—	—	—
ESOP shares earned	—	39	45	—	—	—	—	84
Stock option expense	—	41	—	—	—	—	—	41
Stock awards earned	—	68	—	—	—	—	—	68
Dividends declared ($.12 per share)	—	—	—	—	—	(139)	—	(139)
Comprehensive income
Net income	—	—	—	—	—	145	—	145
Unrealized loss on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(417)	(417)

Total comprehensive loss								(272)

Balance at March 31, 2006	$22	$23,111	$(807)	$—	$(30,015)	$31,757	$(2,971)	$21,097

See notes to consolidated financial statements.

First Federal Bancshares, Inc.

Consolidated Statements of Cash Flows

(in thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145	$285
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	69	64
Loss (gain) on sale of real estate owned	1	(3)
Net amortization of premiums and discounts	6	26
ESOP compensation expense	84	111
Stock award compensation expense	68	68
Stock option expense	41	—
Amortization of intangible assets	10	10
Provision for loan losses	51	—
Deferred income taxes	66	91
Federal Home Loan Bank stock dividends	—	(21)
Net gain on sale of securities	(19)	(4)
Net changes in
Accrued interest receivable and other assets	(38)	(114)
Deferred loan fees	(8)	(3)
Accrued interest payable and other liabilities	208	222

Net cash from operating activities	684	732

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(2,419)	(2,460)
Principal paydowns on mortgage-backed securities	2,512	2,945
Proceeds from sales of securities available-for-sale	2,012	2,338
Dividend reinvestments	(22)	(290)
Purchase of loans	(5,089)	(9,830)
Sale of loans	1,113	—
Net decrease in loans receivable	358	92
Proceeds from sale of real estate owned	31	23
Purchase of property and equipment	(15)	(30)

Net cash from investing activities	(1,519)	(7,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,232	7,783
Net change in advances from borrowers for taxes and insurance	173	135
Advances from the Federal Home Loan Bank	5,000	—
Repayment of Federal Home Loan Bank advances	(3,521)	—
Dividends paid	(149)	(145)
Exercise of options	—	34

Net cash from financing activities	9,735	7,807

Net change in cash and cash equivalents	8,900	1,327

Cash and cash equivalents
Beginning of period	12,798	14,387

End of period	$21,698	$15,714

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,422	$1,715
Taxes, net of refunds	(66)	34
Transfers to real estate owned	—	31
Due to broker	739	—

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim consolidated statements should be read in conjunction with First Federal Bancshares, Inc.’s (“First Federal Bancshares” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 consolidated balance sheet presented herein has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, but does not include all disclosures required by U.S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2006. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Earnings Per Share

Basic earnings per share for the three months ended March 31, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three months ended March 31, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the three months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Basic
Net income	$145	$285

Weighted average common shares outstanding	1,147	1,187

Basic earnings per common share	$.13	$.24

Diluted
Net income	$145	$285

Weighted average common shares outstanding	1,147	1,187
Dilutive effect of stock options	31	69
Dilutive effect of stock awards	—	7

Diluted average common shares	1,178	1,263

Diluted earnings per common share	$.12	$.23

Note 3 – Stock-Based Compensation

The Company has a stock compensation plan and a recognition and retention plan.

Under the 2001 Stock-Based Incentive Plan (the “Plan”), the Company’s Compensation Committee granted 224,250 shares of its Common Stock for Incentive and Non-Statutory stock options. All grants were made pursuant to the Plan prior to 2005. It is the Company’s intent that shares issued under the Plan would come from treasury shares.

Under the Plans, certain key employees are granted options to purchase shares of the Company’s Common Stock at fair value at the date of the grant. All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. Options granted vest evenly over a five-year period and must be exercised within ten years from the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” The Company elected to utilize the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, we value the stock option grants and recognize compensation expense as if each vesting portion of the award was a single award. Under the modified prospective method, unvested awards, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

The following table summarizes stock option activity:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Options Shares	Weighted Average Price Per Share	Options Shares	Weighted Average Price Per Share
Outstanding at beginning of period	209,016	$15.19	211,491	$15.18
Granted	—	—	—	—
Exercised	—	—	(1,900)	15.10
Forfeited	—	—	—	—

Outstanding at end of period	209,016	15.19	209,591	15.18

The following table details stock options outstanding:

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Stock options vested and currently exercisable:
Number	155,349	155,349
Weighted average exercise price	$14.53	$14.53
Weighted average remaining life (in years)	5.9	6.1

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no grants during the three months ended March 31, 2006 and 2005. Management has estimated a forfeiture rate of 7%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of stock options that were exercisable and outstanding at March 31, 2006 were $579,000 and $642,000, respectively. The Company recorded $41,000 in stock compensation expense during the three months ended March 31, 2006 to compensation and benefits expense. There were no options granted or modified during the three-month periods ended March 31, 2006 and 2005.

Prior to 2006, the Company applied APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost was recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share for the three months ended March 31, 2005 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R as of March 31, 2005.

Three Months Ended March 31, 2005
(dollars in thousands, except per share data)
Net income, as reported	$285
Deduct: Stock based compensation expense determined under the fair value based method, net of related tax effect	25

Pro forma net income	$260

Earnings per share, as reported:
Basic	$0.24
Diluted	0.23

Pro forma earnings per share:
Basic	$0.22
Diluted	0.21

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. Unrecognized stock option compensation expense related to unvested awards for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)
April 2006 – December 2006	$124
2007	19
2008	19
2009	17

Total	$179

Restricted Stock Plan: Pursuant to its 2001 stock-based incentive plan, the Company awarded 89,700 shares of restricted stock during 2001. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders’ equity. Compensation expense for restricted stock awards totaled $68,000 for the three months ended March 31, 2006. There were no shares granted or forfeited in the three month period ended March 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiary include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K (the “Form 10-K”) and this Quarterly Report on Form 10-Q under “Item 1.A. Risk Factors.”

The following discussion compares the consolidated financial condition of First Federal Bancshares and its wholly owned subsidiary, First Federal Bank, at March 31, 2006 to its consolidated financial condition at December 31, 2005 and the consolidated results of its operations for the three-month period ended March 31, 2006 to the same period in 2005. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $349.9 million at March 31, 2006 and $339.3 million at December 31, 2005. During the three months ended March 31, 2006, cash and cash equivalents increased $8.9 million to $21.7 million. Loans receivable increased $3.6 million to $182.1 million primarily as a result of participation loans purchased totaling $5.1 million offset by loans sold totaling $1.1 million. Securities available-for-sale decreased $2.0 million to $135.0 million primarily as a result of principal paydowns on mortgage-backed securities.

We have historically reviewed investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance set forth in Statement of Financial Accounting Standards 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115” and “SAB No. 59”). We have developed a methodology for conducting periodic impairment testing on marketable equity securities with dividends that adjust periodically based on market interest rate indices such as the Shay Funds that we own.

The allowance for loan losses was $951,000 at March 31, 2006 and $971,000 at December 31, 2005. There were no impaired loans at either date. The allowance for loan losses represented .52% of total loans at March 31, 2006 and December 31, 2005, and 128.86% of non-performing loans at March 31, 2006 compared to 86.70% of non-performing loans at December 31, 2005. Non-performing assets totaled $975,000 and $1.4 million at March 31, 2006 and December 31, 2005, respectively. The ratio of non-performing assets to total assets at March 31, 2006 was .28% compared to .40% at December 31, 2005.

Total liabilities at March 31, 2006 were $328.8 million compared to $318.0 million at December 31, 2005, an increase of $10.8 million. The increase in total liabilities primarily reflects an increase in customer deposits of $8.2 million and a $1.5 million increase in Federal Home Loan Bank advances.

Shareholders’ equity at March 31, 2006 was $21.1 million compared to $21.3 million at December 31, 2005, a decrease of $200,000. The decrease in equity primarily reflects a decrease in the fair value of securities available-for-sale, net of tax of $417,000, partially offset by net income of $145,000. Other items affecting equity include ESOP and stock awards earned, dividends paid, and stock option expense.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

Net income decreased $140,000 to $145,000 for the quarter ended March 31, 2006 compared to the same period in 2005. The decrease in net income was a result of a decrease in net interest income and increases in the provision for loan losses and noninterest expense, partially offset by an increase in noninterest income and a decrease in the provision for income taxes.

Net interest income was $1.8 million for the quarter ended March 31, 2006 compared to $1.9 million for the same prior year period. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 107.09% from 106.11% for the three-month periods, respectively. The net interest spread and the net interest margin decreased to 1.91% and 2.12%, respectively, for the quarter ended March 31, 2006 from 2.35% and 2.49%, respectively, for the same period in 2005. The decrease in the spread and margin was due to an increase in the rate of interest-bearing liabilities partially offset by an increase in the volume of interest-earning assets. The increase in the cost of funds exceeded the increase in the yield on interest-earning assets as interest-bearing liabilities repriced upward more quickly than interest-earning assets in reaction to the increasing short-term interest rate environment and flat yield curve. The average yield on interest-earning assets increased 35 basis points to 5.10% for the quarter ended March 31, 2006 from 4.75% for the same quarter in 2005, while the average cost of interest-bearing liabilities increased 79 basis points to 3.19% for the quarter ended March 31, 2006 from 2.40% for the same period in 2005.

The provision for loan losses was $51,000 for the quarter ended March 31, 2006 compared to zero for the same period in 2005. The increase was due to additional allocations resulting from the increased loan portfolio balances during the current period and from consumer loan charge-offs totaling $83,000 that occurred during the 2006 quarter. Management considered the allowance for loan losses to be adequate during both periods.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at March 31, 2006, there could be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of March 31, 2006 was maintained at a level that represents management’s best estimate of probable incurred losses inherent in the loan portfolio.

Noninterest income was $281,000 for the three-month period ended March 31, 2006 compared to $228,000 for the same period in 2005. Other fee income increased $38,000 primarily due to a $24,000 increase in document preparation income and a $10,000 increase in referral fees from mortgage companies. In addition, there were increases of $16,000 in net gains on the sale of securities and $8,000 in recovery of impairment loss related to certificates of deposit purchased through a broker that has been charged with securities fraud by the Securities and Exchange Commission (“SEC”). The increases were partially offset by a decrease of $14,000 in other income.

Noninterest expense was $1.8 million for the quarter ended March 31, 2006 compared to $1.7 million for the same prior year period. Compensation and benefits expense increased $55,000 due to increased retirement fund costs and stock option expense, partially offset by a decrease in ESOP expense. Data processing expense increased $35,000 compared to the same quarter in 2005 due to the expiration of discounts resulting from a change in data processors. In addition, increases in occupancy and equipment, federal insurance premiums and professional fees were partially offset by decreases in advertising and other noninterest expense.

The Company’s income tax expense decreased $92,000 to $72,000 for the quarter ended March 31, 2006 compared to $164,000 during the same period in 2005 primarily as a result of decreased income. Income tax expense was approximately 33% and 37% of pretax income for the quarter ended March 2006 and 2005, respectively.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2006, cash and cash equivalents totaled $21.7 million. At March 31, 2006, the Company had commitments to fund loans of $2.0 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $126.8 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs. First Federal Bank has the ability to borrow funds at the Federal Home Loan Bank (FHLB) per the Credit Policy of the FHLB. In the past, borrowed funds have been term advances and open lines of credit. At March 31, 2006 the Bank had $18.5 million in FHLB advances with an average weighted rate of 4.16% and tiered maturities from June 2006 through February 2016. In addition, advances totaling $1.2 million with an average weighted rate of 5.14% are scheduled for payments to amortize over a ten-year period, maturing in August and December 2015. Collateral used for these purposes are mortgage-backed securities issued by government sponsored agencies, namely, GNMA and FNMA, with a total value of $35.6 million, or 26.4% of total available-for-sale securities, and therefore does not significantly impact the Company’s liquidity. There were no open lines of credit at March 31, 2006.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of March 31, 2006:

	ACTUAL		REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Core capital	$24,919	7.13%	$13,970	4.00%	$10,949	3.13%
(to adjusted total assets)
Tangible capital	24,919	7.13	5,239	1.50	19,680	5.63
(to adjusted total assets)
Risk-based capital	25,327	15.36	13,189	8.00	12,138	7.36
(to risk-weighted assets)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Quantitative Aspects of Market Risk. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at March 31, 2006, the latest date for which information is available, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. All model outputs associated with the –300 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Basis Point Change
	(Dollars in thousands)
300	$18,850	(14,122)	(43)%	5.68%	(368) bp
200	24,027	(8,945)	(27)	7.09	(227) bp
100	28,788	(4,184)	(13)	8.32	(104) bp
Static	32,972	—	—	9.36	—
(100)	36,212	3,240	10	10.12	76 bp
(200)	37,657	4,685	14	10.41	105 bp

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interest, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. In the opinion of management, after consultation with the Company’s legal counsel, no significant loss is expected from any such pending claims or lawsuits. The Company is not a party to any material pending legal proceedings.

ITEM 1A.    RISK FACTORS.

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2005.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS	UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5. OTHER	INFORMATION.

None

ITEM 6.    EXHIBITS

3.1	Certificate of Incorporation of First Federal Bancshares, Inc. (1)

3.2	Bylaws of First Federal Bancshares, Inc. (2)

4.0	Specimen Stock Certificate of First Federal Bancshares, Inc. (1)

10.1	*Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (3)

10.2	*Employment Agreement between First Federal Bank and James J. Stebor (3)

10.3	*First Federal Bank Supplemental Executive Retirement Plan (3)

10.4	*First Federal Bank Employee Severance Compensation Plan (3)

10.5	*First Federal Bancshares, Inc. 2001 Stock-Based Incentive Plan (4)

10.6	*PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan (5)

10.7	*Form of NSO Award Agreement (6)

10.8	*Change in Control Agreement with Mark Tyrpin (7)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.
(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on March 28, 2002.
(3)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on November 14, 2000.
(4)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on August 13, 2001.
(5)	Incorporated by reference to PFSB Bancorp, Inc.’s Registration Statement on Form S-8 (SEC No. 333-35020) filed on April 18, 2000.
(6)	Incorporated by reference from the Exhibits to the Annual Report on Form 10-K filed on March 31, 2005.
(7)	Incorporated by reference from the Exhibits to the Annual Report on Form 10-K filed on March 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

Date: May 15, 2006	/s/ James J. Stebor
James J. Stebor
President and Chief Executive Officer

Date: May 15, 2006	/s/ Cathy D. Pendell
Cathy D. Pendell
Treasurer