Form 10-Q
period 2006-06-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2006-08-14
CIK 1113107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, the Registrant had outstanding 1,242,213 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Federal Bancshares, Inc.

Consolidated Statements of Financial Condition

(in thousands of dollars, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$15,379	$12,798
Time deposits in other financial institutions	196	196
Securities available-for-sale, at fair value	132,626	137,023
Loans receivable, net	186,033	178,551
Real estate owned, net	257	233
Federal Home Loan Bank stock, at cost	1,796	1,682
Premises and equipment, net	3,200	3,300
Goodwill	1,340	1,340
Core deposits and other intangibles	188	209
Accrued interest receivable	1,615	1,606
Other assets	3,132	2,364

TOTAL ASSETS	$345,762	$339,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$302,160	$291,228
Advances from borrowers for taxes and insurance	416	217
Federal Home Loan Bank advances	14,646	18,188
Subordinated debentures	7,217	7,217
Accrued interest payable	825	754
Other liabilities	316	383

Total liabilities	325,580	317,987

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized; 2,242,500 shares issued	22	22
Additional paid-in capital	23,254	23,166
Unearned ESOP shares	(762)	(852)
Unearned stock awards	—	(203)
Treasury stock (June 30-1,000,287 shares, December 31-1,000,236 shares)	(30,016)	(30,015)
Retained earnings	31,680	31,751
Accumulated other comprehensive loss	(3,996)	(2,554)

Total shareholders’ equity	20,182	21,315

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$345,762	$339,302

See notes to consolidated financial statements.

First Federal Bancshares, Inc.

Consolidated Statements of Income

(in thousands of dollars, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income
Loans	$2,909	$2,310	$5,683	4,424
Securities	1,439	1,461	2,867	2,952
Other interest income	167	41	262	116

Total interest income	4,515	3,812	8,812	7,492

Interest expense
Deposits	2,459	1,738	4,663	3,328
Federal Home Loan Bank advances	199	77	399	133
Subordinated debentures	106	105	211	210

Total interest expense	2,764	1,920	5,273	3,671

Net interest income	1,751	1,892	3,539	3,821

Provision for loan losses	15	115	66	115

Net interest income after provision for loan losses	1,736	1,777	3,473	3,706

Noninterest income
Service charges on deposit accounts	119	108	212	197
Loan origination and servicing fees	77	71	135	128
Other fee income	91	64	184	119
Net gain (loss) on sale of securities	(9)	225	11	229
Recovery of impairment loss	—	—	8	—
Other income	12	8	21	31

Total noninterest income	290	476	571	704

Noninterest expense
Compensation and benefits	1,201	1,134	2,297	2,175
Occupancy and equipment	147	139	303	279
Data processing	185	171	370	321
Federal insurance premiums	30	30	61	59
Advertising	48	39	80	80
Professional fees	90	81	175	156
Other noninterest expense	210	215	426	447

Total noninterest expense	1,911	1,809	3,712	3,517

Income before income taxes	115	444	332	893

Provision for income taxes	53	155	125	319

Net income	$62	$289	207	574

Earnings per share
Basic	$.05	$.26	$.18	$.50
Diluted	$.05	$.24	$.18	$.47

Weighted average shares - basic	1,155,606	1,130,626	1,151,144	1,158,295

Comprehensive income (loss)	$(963)	$1,005	(1,235)	117

See notes to consolidated financial statements.

First Federal Bancshares, Inc.

Consolidated Statements of Shareholders’ Equity

Six months ended June 30, 2006 and 2005

(in thousands of dollars, except share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Total Share- holders’ Equity
Balance at December 31, 2004	$22	$22,954	$(1,032)	$(474)	$(28,185)	$31,393	$(554)	$24,124
Purchase of 75,050 shares of treasury stock	—	—	—	—	(1,859)	—	—	(1,859)
ESOP shares earned	—	117	90	—	—	—	—	207
Options exercised (2,175 shares)	—	(28)	—	—	66	—	—	38
Stock awards earned	—	—	—	135	—	—	—	135
Dividends declared ($.24 per share)	—	—	—	—	—	(283)	—	(283)
Comprehensive income
Net income	—	—	—	—	—	574	—	574
Unrealized loss on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(457)	(457)

Total comprehensive loss								117

Balance at June 30, 2005	$22	$23,043	$(942)	$(339)	$(29,978)	$31,684	$(1,011)	$22,479

Balance at December 31, 2005	$22	$23,166	$(852)	$(203)	$(30,015)	$31,751	$(2,554)	$21,315
Transferred to additional paid-in capital	—	(203)	—	203	—	—	—	—
Purchase of 51 shares of treasury stock	—	—	—	—	(1)	—	—	(1)
ESOP shares earned	—	78	90	—	—	—	—	168
Stock option expense	—	78	—	—	—	—	—	78
Stock awards earned	—	135	—	—	—	—	—	135
Dividends declared ($.24 per share)	—	—	—	—	—	(278)	—	(278)
Comprehensive income
Net income	—	—	—	—	—	207	—	207
Unrealized loss on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(1,442)	(1,442)

Total comprehensive loss								(1,235)

Balance at June 30, 2006	$22	$23,254	$(762)	$—	$(30,016)	$31,680	$(3,996)	$20,182

See notes to consolidated financial statements.

First Federal Bancshares, Inc.

Consolidated Statements of Cash Flows

(in thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$207	$574
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	133	128
Net gain on sale of real estate owned	(6)	(3)
Net amortization of premiums and discounts	12	75
ESOP compensation expense	168	207
Stock award compensation expense	135	135
Stock option expense	78	—
Amortization of intangible assets	21	20
Provision for loan losses	66	115
Deferred income taxes	66	91
Federal Home Loan Bank stock dividends	—	(42)
Dividend reinvestments	(22)	(598)
Net gain on sale of securities	(11)	(229)
Net changes in
Accrued interest receivable and other assets	91	(203)
Deferred loan fees	(30)	(20)
Accrued interest payable and other liabilities	4	433

Net cash from operating activities	912	683

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(8,081)	(2,460)
Principal paydowns on mortgage-backed securities	6,308	7,523
Purchase of Federal Home Loan Bank stock	(114)	(42)
Sale of Federal Home Loan Mortgage Corporation stock	—	239
Proceeds from sales of securities available-for-sale	3,797	2,338
Proceeds from maturities of securities available-for-sale	38	—
Purchase of loans	(9,958)	(22,920)
Sale of loans	1,597	802
Net decrease (increase) in loans receivable	753	(5,343)
Proceeds from sale of real estate owned	72	169
Purchase of premises and equipment	(33)	(52)

Net cash from investing activities	(5,621)	(19,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,932	10,000
Net change in advances from borrowers for taxes and insurance	199	166
Advances from the Federal Home Loan Bank	5,000	8,000
Repayment of Federal Home Loan Bank advances	(8,542)	—
Purchase of treasury stock	(1)	(1,859)
Dividends paid	(298)	(303)
Exercise of options	—	38

Net cash from financing activities	7,290	16,042

Net change in cash and cash equivalents	2,581	(3,021)

Cash and cash equivalents
Beginning of period	12,798	14,387

End of period	$15,379	$11,366

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$5,202	$3,611
Taxes, net of refunds	(66)	278
Transfers to real estate owned	90	708

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Note 2 – Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	For the three months Ended June 30,		For the six months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic
Net income	$62	$289	$207	$574

Weighted average common shares outstanding	1,156	1,131	1,151	1,158

Basic earnings per common share	$.05	$.26	$.18	$.50

Diluted
Net income	$62	$289	$207	$574

Weighted average common shares outstanding	1,156	1,131	1,151	1,158
Dilutive effect of stock options	30	53	20	61
Dilutive effect of stock awards	1	4	1	6

Diluted average common shares	1,187	1,188	1,172	1,225

Diluted earnings per common share	$.05	$.24	$.18	$.47

Note 3 – Stock-Based Compensation

The Company has a stock compensation plan under which it may issue stock options and restricted stock.

Under the 2001 Stock-Based Incentive Plan (the “Plan”), the Company’s Compensation Committee granted 224,250 shares of its Common Stock for Incentive and Non-Statutory stock options. All grants were made pursuant to the Plan prior to 2005. It is the Company’s intent that shares issued under the Plan would come from treasury shares.

Under the Plan, certain key employees have been granted options to purchase shares of the Company’s Common Stock at fair value at the date of the grant. All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. Options granted vest evenly over a five-year period and must be exercised within ten years from the date of grant.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Options Shares	Weighted Average Price Per Share	Options Shares	Weighted Average Price Per Share
Outstanding at beginning of period	209,016	$15.19	211,491	$15.18
Granted	—	—	—	—
Exercised	—	—	(2,175)	14.27
Forfeited	—	—	—	—

Outstanding at end of period	209,016	15.19	209,316	15.19

The following table details stock options exercisable:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Stock options vested and currently exercisable:
Number	155,349	155,349
Weighted average exercise price	$14.53	$14.53
Weighted average remaining life (in years)	5.6	6.1

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no grants during the three or six months ended June 30, 2006 and 2005. Management has estimated a forfeiture rate of 7%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of stock options that were exercisable at June 30, 2006 was $454,000, while the intrinsic value of outstanding stock options was $472,000 at June 30, 2006. The Company recorded $37,000 in stock compensation expense during the three-month period and $78,000 for the six-month period ended June 30, 2006. There were no options granted or modified during the three or six-month periods ended June 30, 2006 and 2005.

Prior to 2006, the Company applied APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost was recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three and six months ended June 30, 2005 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s diluted earnings per share was $.04 lower for the six months ended June 30, 2006, than if the Company had continued to account for stock-based compensation under APB opinion No. 25 for stock option grants. As a result of the adoption of SFAS 123R, the Company’s net income was $62,000 and $207,000, respectively, for the three and six-month periods ended June 30, 2006, compared to $84,000 and $255,000 for the same respective periods had SFAS 123R not been adopted.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R as of June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(dollars in thousands, except per share data)
Net income, as reported	$289	$574
Deduct: Stock based compensation expense determined under the fair value based method, net of related tax effect	25	51

Pro forma net income	$264	$523

Earnings per share, as reported:
Basic	$0.26	$0.50
Diluted	0.24	0.47

Pro forma earnings per share:
Basic	$0.23	$0.45
Diluted	0.22	$0.43

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. Unrecognized stock option compensation expense related to unvested awards for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)
July 2006 – December 2006	$68
2007	19
2008	19
2009	17

Total	$123

Pursuant to its 2001 Stock-Based Incentive Plan, the Company awarded 89,700 shares of restricted stock during 2001. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders’ equity. Compensation expense for restricted stock awards totaled $68,000 for the three-month period and $135,000 for the six-month period ended June 30, 2006. There were no shares granted or forfeited in the three or six-month periods ended June 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its wholly-owned subsidiary include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provisions;

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K (the “Form 10-K”) and this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors.”

The following discussion compares the consolidated financial condition of First Federal Bancshares and its wholly owned subsidiary, First Federal Bank, at June 30, 2006 to its consolidated financial condition at December 31, 2005, and the consolidated results of its operations for the three-month and six-month periods ended June 30, 2006 to the same periods in 2005. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $345.8 million at June 30, 2006 and $339.3 million at December 31, 2005. During the six months ended June 30, 2006, cash and cash equivalents increased $2.6 million to $15.4 million. Loans receivable increased $7.5 million to $186.0 million primarily as a result of participation loans purchased totaling $10.0 million offset by loans sold totaling $1.6 million. Securities available-for-sale decreased $4.4 million to $132.6 million primarily as a result of a $2.4 million decrease in the fair value of the portfolio, principal paydowns on mortgage-backed securities of $6.3 million, and the sale of securities available-for-sale of $3.8 million partially offset by purchases of securities available-for-sale of $8.1 million.

We have historically reviewed investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance set forth in Statement of Financial Accounting Standards 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115” and “SAB No. 59”). We have developed a methodology for conducting periodic impairment testing on marketable equity securities with dividends that adjust periodically based on market interest rate indices, such as the Shay Funds that we own. There are no other-than-temporary impairment issues.

The allowance for loan losses was $950,000 at June 30, 2006 and $971,000 at December 31, 2005. There were no impaired loans at either date. The allowance for loan losses represented .51% of total loans at June 30, 2006 and .54% at December 31, 2005, and 92.95% of non-performing loans at June 30, 2006 compared to 86.70% of non-performing loans at December 31, 2005. Non-performing assets totaled $1.3 million and $1.4 million at June 30, 2006 and December 31, 2005, respectively. The ratio of non-performing assets to total assets at June 30, 2006 was .38% compared to .40% at December 31, 2005.

Total liabilities at June 30, 2006 were $325.6 million compared to $318.0 million at December 31, 2005, an increase of $7.6 million. The increase in total liabilities primarily reflects an increase in customer deposits of $10.9 million partially offset by a $3.5 million decrease in Federal Home Loan Bank advances.

Shareholders’ equity at June 30, 2006 was $20.2 million compared to $21.3 million at December 31, 2005, a decrease of $1.1 million. The decrease in equity primarily reflects a decrease in the fair value of securities available-for-sale, net of tax, of $1.4 million, partially offset by net income of $207,000. Other items affecting equity include ESOP and stock awards earned, dividends paid, and stock option expense associated with the adoption of FAS 123R.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Net income decreased $227,000 to $62,000 for the quarter ended June 30, 2006 compared to the same period in 2005. The biggest factors in the decrease in net income were a decrease in net interest income due to a narrower interest rate spread, a decrease in noninterest income due to the absence of significant gains on the sale of securities in the current period and an increase in noninterest expense, partially offset by a decrease in the provision for loan losses.

Net interest income was $1.8 million for the quarter ended June 30, 2006 compared to $1.9 million for the same prior year period. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 107.19% from 105.92% for the three-month periods, respectively. The net interest spread and the net interest margin decreased to 1.80% and 2.03%, respectively, for the quarter ended June 30, 2006 from 2.26% and 2.40%, respectively, for the same period in 2005. The decrease in the spread and margin was due to an increase in the rate of interest-bearing liabilities partially offset by an increase in the volume of interest-earning assets. The increase in the cost of funds exceeded the increase in the yield on interest-earning assets as interest-bearing liabilities repriced upward more quickly than interest-earning assets in reaction to the increasing short-term interest rate environment and flat yield curve. The average yield on interest-earning assets increased 39 basis points to 5.23% for the quarter ended June 30, 2006 from 4.84% for the same quarter in 2005, while the average cost of interest-bearing liabilities increased 85 basis points to 3.43% for the quarter ended June 30, 2006 from 2.58% for the same period in 2005.

The provision for loan losses was $15,000 for the quarter ended June 30, 2006 compared to $115,000 for the same period in 2005. The change was a result of a $465,000 decrease in commercial mortgage loans on “watch” status in the quarter ended June 30, 2006 compared to a $249,000 increase in the quarter ended June 30, 2005. Management considered the allowance for loan losses to be adequate during both periods.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at June 30, 2006, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of June 30, 2006 was maintained at a level that represents management’s best estimate of probable incurred losses inherent in the loan portfolio.

Noninterest income was $290,000 for the three-month period ended June 30, 2006 compared to $476,000 for the same period in 2005. A decrease in net gain on sale of securities of $234,000 was partially offset by increases of $27,000 in other fee income, $11,000 in service charges on deposit accounts, and small increases in loan origination and servicing fees and other income.

During July 2006, the Company sold its holdings in a mutual fund. The sale resulted in net proceeds of $9.1 million, net of a $231,000 loss. The loss on the sale of the mutual fund was mostly offset by a gain of $212,000 on the sale of 3,900 shares of FHLMC stock. The Company intends to use the proceeds from the sale to fund approximately $8.0 million of commercial real estate loans, which will increase the average yield on interest-earning assets and will further management’s strategic plan to increase loans as a percentage of assets.

Noninterest expense was $1.9 million for the quarter ended June 30, 2006 compared to $1.8 million for the same prior year period. Compensation and benefits expense increased $67,000 due to increases in retirement fund costs, stock option expense, and compensation costs, partially offset by decreases in ESOP expense and health insurance premiums. Data processing expense increased $14,000 compared to the same quarter in 2005 due to the expiration of discounts resulting from a change in data processors during 2003. In addition, increases in occupancy and equipment, advertising, and professional fees were partially offset by a decrease in other noninterest expense.

The Company’s income tax expense decreased $102,000 to $53,000 for the quarter ended June 30, 2006 compared to $155,000 during the same period in 2005 primarily as a result of decreased income. Income tax expense was approximately 46% and 35% of pretax income for the quarter ended June 2006 and 2005, respectively. The increase in the effective tax rate is primarily for permanent differences in stock option expense under SFAS No. 123R in 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Net income decreased $367,000 to $207,000 for the six months ended June 30, 2006 compared to the same period in 2005. The biggest factors in the decrease in net income were a decrease in net interest income due to a narrower interest rate spread, a decrease in noninterest income due to the absence of significant gains on the sale of securities in the current period and an increase in noninterest expense, partially offset by a decrease in the provision for loan losses.

Net interest income was $3.5 million for the six-month period ended June 30, 2006 compared to $3.8 million for the same prior year period. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 107.22% from 106.01% for the six-month periods, respectively. The net interest spread and the net interest margin decreased to 1.85% and 2.07%, respectively, for the six months ended June 30, 2006 from 2.30% and 2.45%, respectively, for the same period in 2005. The decrease in the spread and margin was primarily due to an increase in the rate paid on interest-bearing liabilities partially offset by an increase in the volume of interest-earning assets. The increase in the cost of funds exceeded the increase in the yield on interest-earning assets as interest-bearing liabilities repriced upward more quickly than interest-earning assets in reaction to the increasing short-term interest rate environment and flat yield curve. The average yield on interest-earning assets increased 38 basis points to 5.17% for the six months ended June 30, 2006 from 4.79% for the same quarter in 2005, while the average cost of interest-bearing liabilities increased 82 basis points to 3.31% for the six months ended June 30, 2006 from 2.49% for the same period in 2005.

The provision for loan losses was $66,000 for the six-month period ended June 30, 2006 compared to $115,000 for the same period in 2005. The change was a result of a $508,000 decrease in commercial mortgage loans on “watch” status in the six months ended June 30, 2006 compared to a $66,000 increase in the same prior year period. Management considered the allowance for loan losses to be adequate during both periods.

Noninterest income was $571,000 for the six months ended June 30, 2006 compared to $704,000 for the same period in 2005. Decreases in net gain on sale of securities of $218,000 and other income of $10,000 were partially offset by increases of $65,000 in other fee income, $15,000 in service charges on deposit accounts, $8,000 in recovery of impairment loss, and $7,000 in loan origination and servicing fees.

Noninterest expense was $3.7 million for the six months ended June 30, 2006 compared to $3.5 million for the same prior year period. Compensation and benefits expense increased $122,000 due to increases in retirement fund costs, stock option expense, and compensation costs, partially offset by decreases in health insurance premiums and ESOP expense. Data processing expense increased $49,000 compared to the same period in 2005 due to the expiration of discounts resulting from a change in data processors during 2003. In addition, increases in occupancy and equipment and professional fees were partially offset by a decrease in other noninterest expense.

The Company’s income tax expense decreased $194,000 to $125,000 for the six-month period ended June 30, 2006 compared to $319,000 during the same period in 2005 primarily as a result of decreased income. Income tax expense was approximately 38% and 36% of pretax income for the six months ended June 2006 and 2005, respectively.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2006, cash and cash equivalents totaled $15.4 million. At June 30, 2006, the Company had commitments to fund loans of $1.3 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $142.5 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs. First Federal Bank has the ability to borrow funds at the Federal Home Loan Bank (FHLB). In the past, borrowed funds have been term advances and open lines of credit. At June 30, 2006 the Bank had $13.5 million in FHLB advances with an average weighted rate of 4.23% and tiered maturities from February 2007 through February 2016. In addition, advances totaling $1.1 million with an average weighted rate of 5.14% are scheduled for payments to amortize over a ten-year period, maturing in August and December 2015. Collateral used for these purposes are mortgage-backed securities issued by government sponsored agencies, namely, GNMA and FNMA, with a total value of $35.6 million, or 26.8% of total available-for-sale securities, and therefore does not significantly impact the Company’s liquidity. There were no open lines of credit at June 30, 2006.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank’s regulatory capital requirements versus actual capital as of June 30, 2006:

	ACTUAL		MINIMUM REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Core capital (to adjusted total assets)	$25,263	7.31%	$13,819	4.00%	$11,444	3.31%
Tangible capital (to adjusted total assets)	25,263	7.31	5,182	1.50	20,081	5.81
Risk-based capital (to risk-weighted assets)	25,594	15.26	13,419	8.00	12,175	7.26

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

Quantitative Aspects of Market Risk. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank’s cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank’s net portfolio value at June 30, 2006, the latest date for which information is available, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. All model outputs associated with the –300 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

Change in Interest Rates in Basis Points (Rate Shock)				NPV as % of Portfolio Value of Assets
	Net Portfolio Value			NPV Ratio	Basis Point Change
	Amount	$ Change	% Change
	(Dollars in thousands)
300	$17,110	(14,210)	(45)%	5.22%	(380	)bp
200	22,266	(9,054)	(29)	6.66	(236	)bp
100	26,936	(4,384)	(14)	7.90	(112	)bp
Static	31,320	—	—	9.02	—
(100)	35,051	3,731	12	9.93	91	bp
(200)	37,269	5,949	19	10.44	142	bp

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2006.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 through April 30, 2006	—		—	—	—

May 1, 2006 through May 31, 2006	—		—	—	—

June 1, 2006 through June 30, 2006	51	(1)	$20.00	—	—

(1)	Purchased through unsolicited private transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

On May 23, 2006, the Company held its annual meeting of stockholders for the purpose of the election of three directors to three-year terms and the ratification of Crowe Chizek and Company LLC as the Company’s independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

Election of Directors	Number of Votes For:	Number of Votes Withheld:
B. Bradford Billings	787,722	87,038

Gerald L. Prunty	787,260	87,500

James J. Stebor	791,560	83,200

The Directors whose terms continued and the years their terms expire are as follows: Dr. Stephan L. Roth (2007), Richard D. Stephens (2007), Franklin M. Hartzell (2008), Murrel Hollis (2008), Mark K. Bross (2008).

	Number of Votes For	Number of Votes Against	Number of Votes Abstained
Ratification of Crowe Chizek and Company LLC as the Company’s Independent Auditor	824,294	48,880	1,586

There were no broker non-votes.

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

FIRST FEDERAL BANCSHARES, INC.

Date: August 14, 2006	/s/ James J. Stebor
James J. Stebor
President and Chief Executive Officer

Date: August 14, 2006	/s/ Cathy D. Pendell
Cathy D. Pendell
Treasurer