Form 10-Q
period 2006-09-30
FIRST FEDERAL BANCSHARES INC /DE
filed 2006-11-14
CIK 1113107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the exchange act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of November 6, 2006, the Registrant had outstanding 1,249,316 shares of common stock.

FIRST FEDERAL BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Federal Bancshares, Inc.

Consolidated Statements of Financial Condition

(in thousands of dollars, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$18,513	$12,798
Time deposits in other financial institutions	196	196
Securities available-for-sale, at fair value	122,351	137,023
Loans receivable, net	188,070	178,551
Real estate owned, net	234	233
Federal Home Loan Bank stock, at cost	1,796	1,682
Premises and equipment, net	3,144	3,300
Goodwill	1,340	1,340
Core deposits and other intangibles	179	209
Accrued interest receivable	1,899	1,606
Other assets	2,101	2,364

TOTAL ASSETS	$339,823	$339,302

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits	$294,327	$291,228
Advances from borrowers for taxes and insurance	155	217
Federal Home Loan Bank advances	14,824	18,188
Subordinated debentures	7,217	7,217
Accrued interest payable	830	754
Other liabilities	550	383

Total liabilities	317,903	317,987

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 4,000,000 shares authorized; 2,242,500 shares issued	22	22
Additional paid-in capital	23,293	23,166
Unearned ESOP shares	(717)	(852)
Unearned stock awards	—	(203)
Treasury stock (Sept. 30- 993,111 shares, Dec. 31- 1,000,236 shares)	(29,801)	(30,015)
Retained earnings	31,694	31,751
Accumulated other comprehensive loss	(2,571)	(2,554)

Total shareholders' equity	21,920	21,315

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$339,823	$339,302

See notes to consolidated financial statements.

First Federal Bancshares, Inc.

Consolidated Statements of Income

(in thousands of dollars, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans	$3,028	$2,564	$8,711	$6,988
Securities	1,359	1,432	4,226	4,384
Other interest income	144	53	406	169

Total interest income	4,531	4,049	13,343	11,541

Interest expense
Deposits	2,560	1,893	7,223	5,221
Federal Home Loan Bank advances	162	170	561	303
Subordinated debentures	105	106	316	316

Total interest expense	2,827	2,169	8,100	5,840

Net interest income	1,704	1,880	5,243	5,701

Provision for loan losses	24	143	90	258

Net interest income after provision for loan losses	1,680	1,737	5,153	5,443

Noninterest income
Service charges on deposit accounts	155	126	367	322
Loan origination and servicing fees	71	71	206	199
Other fee income	85	69	269	189
Net gain (loss) on sale of securities	(20)	(7)	(9)	222
Recovery of impairment loss	—	—	8	—
Other income	11	8	32	39

Total noninterest income	302	267	873	971

Noninterest expense
Compensation and benefits	1,077	1,130	3,374	3,305
Occupancy and equipment	147	146	450	425
Data processing	178	168	548	489
Federal insurance premiums	31	29	92	88
Advertising	26	36	106	116
Professional fees	80	58	255	214
Other noninterest expense	208	218	634	665

Total noninterest expense	1,747	1,785	5,459	5,302

Income before income taxes	235	219	567	1,112

Provision for income taxes	81	77	206	396

Net income	$154	$142	$361	$716

Earnings per share
Basic	$.13	$.13	$.31	$.62
Diluted	$.13	$.12	$.30	$.59

Weighted average shares - basic	1,167,592	1,130,709	1,156,689	1,149,044

Comprehensive income (loss)	$1,579	$(452)	$344	$(335)

See notes to consolidated financial statements.

First Federal Bancshares, Inc.

Consolidated Statements of Shareholders' Equity

Nine months ended September 30, 2006 and 2005

(in thousands of dollars, except share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Shares	Unearned Stock Awards	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Share- holders' Equity
Balance at December 31, 2004	$22	$22,954	$(1,032)	$(474)	$(28,185)	$31,393	$(554)	$24,124
Purchase of 75,075 shares of treasury stock	—	—	—	—	(1,859)	—	—	(1,859)
ESOP shares earned	—	167	135	—	—	—	—	302
Options exercised (2,475 shares)	—	(32)	—	—	75	—	—	43
Stock awards earned	—	—	—	203	—	—	—	203
Dividends declared ($.36 per share)	—	—	—	—	—	(420)	—	(420)
Comprehensive income
Net income	—	—	—	—	—	716	—	716
Unrealized loss on securities available- for- sale, net of reclassification and tax effects	—	—	—	—	—	—	(1,051)	(1,051)

Total comprehensive loss								(335)

Balance at September 30, 2005	$22	$23,089	$(897)	$(271)	$(29,969)	$31,689	$(1,605)	$22,058

Balance at December 31, 2005	$22	$23,166	$(852)	$(203)	$(30,015)	$31,751	$(2,554)	$21,315
Transferred to additional paid-in capital	—	(203)	—	203	—	—	—	—
Purchase of 51 shares of treasury stock	—	—	—	—	(1)	—	—	(1)
ESOP shares earned	—	114	135	—	—	—	—	249
Options exercised (7,176 shares)	—	(99)	—	—	215	—	—	116
Stock option expense	—	112	—	—	—	—	—	112
Stock awards earned	—	203	—	—	—	—	—	203
Dividends declared ($.36 per share)	—	—	—	—	—	(418)	—	(418)
Comprehensive income
Net income	—	—	—	—	—	361	—	361
Unrealized loss on securities available- for- sale, net of reclassification and tax effects	—	—	—	—	—	—	(17)	(17)

Total comprehensive income								344

Balance at September 30, 2006	$22	$23,293	$(717)	$—	$(29,801)	$31,694	$(2,571)	$21,920

See notes to consolidated financial statements.

First Federal Bancshares, Inc.

Consolidated Statements of Cash Flows

(in thousands of dollars)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$361	$716
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	195	192
Net loss (gain) on sale of real estate owned	(7)	1
Net amortization of premiums and discounts	10	109
ESOP compensation expense	249	302
Stock award compensation expense	203	203
Stock option expense	112	—
Amortization of intangible assets	30	30
Provision for loan losses	90	258
Deferred income taxes	66	91
Federal Home Loan Bank stock dividends	—	(62)
Dividend reinvestments	(46)	(717)
Net loss (gain) on sale of securities	9	(222)
Net changes in
Accrued interest receivable and other assets	(55)	(253)
Deferred loan fees	(36)	(35)
Accrued interest payable and other liabilities	243	303

Net cash from operating activities	1,424	916

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(10,998)	(5,110)
Principal paydowns on mortgage-backed securities	9,605	12,540
Purchase of Federal Home Loan Bank stock	(114)	(42)
Sale of Federal Home Loan Mortgage Corporation stock	226	239
Proceeds from sales of securities available-for-sale	15,725	5,398
Proceeds from maturities of securities available-for-sale	113	—
Purchase of loans	(15,319)	(30,599)
Sale of loans	2,311	1,619
Net decrease (increase) in loans receivable	3,345	(8,655)
Proceeds from sale of real estate owned	96	169
Purchase of premises and equipment	(39)	(71)

Net cash from investing activities	4,951	(24,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,099	13,927
Net change in advances from borrowers for taxes and insurance	(62)	(31)
Advances from the Federal Home Loan Bank	7,200	13,227
Repayments of Federal Home Loan Bank advances	(10,564)	(2,451)
Purchase of treasury stock	(1)	(1,859)
Dividends paid	(448)	(452)
Exercise of options	108	36
Tax benefit from exercise of stock options	8	7

Net cash from financing activities	(660)	22,404

Net change in cash and cash equivalents	5,715	(1,192)

Cash and cash equivalents
Beginning of period	12,798	14,387

End of period	$18,513	$13,195

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$8,024	$5,715
Taxes, net of refunds	(66)	278
Transfers to real estate owned	90	778

See notes to consolidated financial statements.

FIRST FEDERAL BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(table amounts in thousands of dollars, except share data)

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim consolidated statements should be read in conjunction with First Federal Bancshares, Inc.’s (“First Federal Bancshares” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 consolidated balance sheet presented herein has been derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, but does not include all disclosures required by U.S. generally accepted accounting principles.

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

New Accounting Pronouncements: Effect of Newly Issued But Not Yet Effective Accounting Interpretation: In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operations, financial position and liquidity.

Note 2 – Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided in the following table.

	For the three months Ended September 30,		For the nine months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic
Net income	$154	$142	$361	$716

Weighted average common shares outstanding	1,168	1,131	1,157	1,149

Basic earnings per common share	$.13	$.13	$.31	$.62

Diluted
Net income	$154	$142	$361	$716

Weighted average common shares outstanding	1,168	1,131	1,157	1,149
Dilutive effect of stock options	29	50	29	58
Dilutive effect of stock awards	—	4	1	5

Diluted average common shares	1,197	1,185	1,187	1,212

Diluted earnings per common share	$.13	$.12	$.30	$.59

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Options Shares	Weighted Average Price Per Share	Options Shares	Weighted Average Price Per Share
Outstanding at beginning of period	209,016	$15.19	211,491	$15.18
Granted	—	—	—	—
Exercised	(7,176)	15.10	(2,475)	14.37
Forfeited	—	—	—	—

Outstanding at end of period	201,840	15.20	209,016	15.19

The following table details stock options exercisable:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Stock options vested and currently exercisable:
Number	148,173	155,349
Weighted average exercise price	$14.68	$14.53
Weighted average remaining life (in years)	5.4	6.1

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no grants during the three or nine months ended September 30, 2006 and 2005. Management has estimated a forfeiture rate of 7%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the three-month period and nine-month period ended September 30, 2006 was $35,000. The intrinsic value of stock options that were exercisable at September 30, 2006 was $784,000, while the intrinsic value of outstanding stock options was $963,000 at September 30, 2006. The Company recorded $34,000 in stock compensation expense during the three-month period and $112,000 for the nine-month period ended September 30, 2006. There were no options granted or modified during the three or nine-month periods ended September 30, 2006 and 2005.

Prior to 2006, the Company applied APB Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost was recognized at the date of grant. As a result of adopting SFAS 123R on January 1, 2006, the Company’s diluted earnings per share was $.06 lower for the nine months ended September 30, 2006, than if the Company had continued to account for stock-based compensation under APB opinion No. 25 for stock option grants. As a result of the adoption of SFAS 123R, the Company’s net income was $154,000 and $361,000, respectively, for the three and nine-month periods ended September 30, 2006, compared to $175,000 and $429,000 for the same respective periods had SFAS 123R not been adopted.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three months and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(dollars in thousands, except per share data)
Net income, as reported	$142	$716
Deduct: Stock based compensation expense determined under the fair value based method, net of related tax effect	25	75

Pro forma net income	$117	$641

Earnings per share, as reported:
Basic	$0.13	$0.62
Diluted	0.12	0.59

Pro forma earnings per share:
Basic	$0.10	$0.56
Diluted	0.10	$0.53

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. Unrecognized stock option compensation expense related to unvested awards for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)
October 2006 – December 2006	$34
2007	19
2008	19
2009	17

Total	$89

Pursuant to its 2001 Stock-Based Incentive Plan, the Company awarded 89,700 shares of restricted stock during 2001. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders' equity. Compensation expense for restricted stock awards totaled $68,000 for the three-month period and $203,000 for the nine-month period ended September 30, 2006. There were no shares granted or forfeited in the three or nine-month periods ended September 30, 2006.

Note 4 - Subsequent Events

On November 3, 2006, the Company and Heartland Bancorp, Inc. (“Heartland Bancorp”), the parent company of Heartland Bank and Trust Company, entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which the Company will merge with a subsidiary of Heartland Bancorp. First Federal Bank will continue to operate as a subsidiary of Heartland Bancorp following the merger.

Under the terms of the Merger Agreement, stockholders of the Company will receive $23.00 in cash for each share of the Company common stock they own. Outstanding stock options will be cancelled in exchange for a payment of $23.00 less the option exercise price. The total value of the transaction is approximately $30.3 million. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of the Company. The transaction is currently expected to be completed in the first quarter of 2007.

In the event the merger is not consummated under certain circumstances, the Company has agreed to pay Heartland Bancorp a termination fee of $1,500,000.

Also on November 3, 2006, and in connection with the execution of the Merger Agreement, certain executive officers of the Company entered into employment agreements with the Company, to be effective only upon consummation of the merger (the “New Employment Agreements”), under which they will be employed as executive officers after the merger. The current employment agreements with the Company will be terminated in exchange for a lump sum cash payment. The lump sum cash payments to be made to these executives at the closing of the merger total $752,000. The New Employment Agreements have one-year terms. In addition, each New Employment Agreement contains provisions entitling each officer to be eligible for a performance bonus, vacation and a stock purchase opportunity, under which the officer will have the opportunity to purchase varying amounts of Class A non-voting common stock of Heartland Bancorp during the 60 day period immediately following the close of the merger. The New Employment Agreements also include a non-competition and a non-solicitation provision for a period of one-year following the officer’s termination of employment. Each New Employment Agreement provides for a payment equal to one-year’s base salary following a change in control and subsequent termination of employment.

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

The following discussion compares the consolidated financial condition of First Federal Bancshares and its wholly owned subsidiary, First Federal Bank, at September 30, 2006 to its consolidated financial condition at December 31, 2005, and the consolidated results of its operations for the three-month and nine-month periods ended September 30, 2006 to the same periods in 2005. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets were $339.8 million at September 30, 2006 and $339.3 million at December 31, 2005. During the nine months ended September 30, 2006, cash and cash equivalents increased $5.7 million to $18.5 million. Loans receivable increased $9.5 million to $188.1 million primarily as a result of loans and participations purchased totaling $15.3 million offset by loans and participations sold totaling $2.3 million. Securities available-for-sale decreased $14.6 million to $122.4 million primarily as a result of the sale of securities available-for-sale of $15.7 million and principal paydowns on mortgage-backed securities of $9.6 million, partially offset by purchases of securities available-for-sale of $11.0 million.

We have historically reviewed investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance set forth in Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115" and "SAB No. 59"). We have developed a methodology for conducting periodic impairment testing on marketable equity securities with dividends that adjust periodically based on market interest rate indices, such as the Shay Funds that we own. Management has concluded that there are no securities that are subject to other-than-temporary impairment issues.

The allowance for loan losses was $968,000 at September 30, 2006 and $971,000 at December 31, 2005. There were no impaired loans at either date. The allowance for loan losses represented .51% of total loans at September 30, 2006 and .54% at December 31, 2005, and 93.17% of non-performing loans at September 30, 2006 compared to 86.70% of non-performing loans at December 31, 2005. Non-performing assets totaled $1.3 million and $1.4 million at September 30, 2006 and December 31, 2005, respectively. The ratio of non-performing assets to total assets at September 30, 2006 was .39% compared to .40% at December 31, 2005.

Total liabilities at September 30, 2006 were $317.9 million compared to $318.0 million at December 31, 2005. The decrease in total liabilities primarily reflects a $3.4 million decrease in Federal Home Loan Bank advances partially offset by an increase in customer deposits of $3.1 million.

Shareholders' equity at September 30, 2006 was $21.9 million compared to $21.3 million at December 31, 2005. The increase in equity is partially due to net income of $361,000 and $116,000 from the exercise of stock options. Other items affecting equity include ESOP and stock awards earned, dividends paid, and stock option expense associated with the adoption of FAS 123R.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Net income increased $12,000 to $154,000 for the quarter ended September 30, 2006 compared to the same period in 2005. The increase in net income was a result of an increase in noninterest income and decreases in the provision for loan losses and noninterest expense, partially offset by a decrease in net interest income due to a narrower interest rate spread.

Net interest income was $1.7 million for the quarter ended September 30, 2006 compared to $1.9 million for the same prior year period. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 107.21% from 105.18% for the three-month periods, respectively. The net interest spread and the net interest margin decreased to 1.79% and 2.03%, respectively, for the quarter ended September 30, 2006 from 2.17% and 2.31%, respectively, for the same period in 2005. The decrease in the spread and margin was due to an increase in the rate of interest-bearing liabilities partially offset by an increase in the volume of interest-earning assets. The increase in the cost of funds exceeded the increase in the yield on interest-earning assets as interest-bearing liabilities repriced upward more quickly than interest-earning assets in reaction to the increasing short-term interest rate environment and flat yield curve. The average yield on interest-earning assets increased 42 basis points to 5.39% for the quarter ended September 30, 2006 from 4.97% for the same quarter in 2005, while the average cost of interest-bearing liabilities increased 81 basis points to 3.61% for the quarter ended September 30, 2006 from 2.80% for the same period in 2005.

The provision for loan losses was $24,000 for the quarter ended September 30, 2006 compared to $143,000 for the same period in 2005. The change was a result of lower net charge-offs in the current year period and a greater increase in commercial mortgages in the prior year period. Management considered the allowance for loan losses to be adequate during both periods.

On a quarterly basis, management of the Company meets to review the allowance for loan losses. Management classifies loans in compliance with regulatory classifications. Classified loans are individually reviewed to arrive at specific reserves for those loans. Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, peer data, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes that the allowance for loan losses reflected probable incurred losses on existing loans at September 30, 2006, there can be no assurance that such losses will not exceed estimated amounts. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control. The allowance for loan losses as of September 30, 2006 was maintained at a level that represents management’s best estimate of probable incurred losses inherent in the loan portfolio.

Noninterest income was $302,000 for the three-month period ended September 30, 2006 compared to $267,000 for the same period in 2005. The increase was primarily due to a $29,000 increase in service charges on deposit accounts, a $16,000 increase in other fee income and a slight increase in other income, partially offset by an increase of $13,000 in net loss on the sale of securities.

During July 2006, the Company approved and executed the sale of its holdings in a mutual fund. The sale resulted in a net loss of $231,000, which was offset by a gain of $212,000 on the sale of 3,900 shares of FHLMC stock. Total proceeds of $9.1 million from the sale were used to fund approximately $8.0 million of commercial real estate loans, which further implements management’s strategic plan to increase loans as a percentage of assets.

Noninterest expense was $1.7 million for the quarter ended September 30, 2006 compared to $1.8 million for the same prior year period. Compensation and benefits expense decreased $53,000 primarily due to decreases in health insurance premiums, ESOP expense and compensation costs, partially offset by increases in retirement fund costs and stock option expense. In addition, decreases of $10,000 were experienced in both advertising and other noninterest expense. Professional fees increased $22,000 during the quarter in connection with the pending transaction with Heartland Bancorp as further discussed in “Note 4—Subsequent Events.” Data processing expense increased $10,000 compared to the same quarter in 2005 due to the expiration of discounts resulting from a change in data processors during 2003. Small increases also occurred in occupancy and equipment and federal insurance premiums.

The Company's income tax expense increased $4,000 to $81,000 for the quarter ended September 30, 2006 compared to $77,000 during the same period in 2005 primarily as a result of increased income. Income tax expense was approximately 35% of pretax income for both three-month periods.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Net income decreased $355,000 to $361,000 for the nine months ended September 30, 2006 compared to the same period in 2005. The primary factors for the decrease in net income were a decrease in net interest income due to a narrower interest rate spread, a decrease in noninterest income due to the absence of significant gains on the sale of securities in the current period and an increase in noninterest expense, partially offset by a decrease in the provision for loan losses.

Net interest income was $5.2 million for the nine-month period ended September 30, 2006 compared to $5.7 million for the same prior year period. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 107.35% from 105.55% for the nine-month periods, respectively. The net interest spread and the net interest margin decreased to 1.83% and 2.06%, respectively, for the nine months ended September 30, 2006 from 2.26% and 2.40%, respectively, for the same period in 2005. The decrease in the spread and margin was primarily due to an increase in the average rate paid on interest-bearing liabilities partially offset by an increase in the volume of interest-earning assets. The increase in the cost of funds exceeded the increase in the yield on interest-earning assets as interest-bearing liabilities repriced upward more quickly than interest-earning assets in reaction to the increasing short-term interest rate environment and flat yield curve. The average yield on interest-earning assets increased 39 basis points to 5.24% for the nine months ended September 30, 2006 from 4.85% for the same quarter in 2005, while the average cost of interest-bearing liabilities increased 83 basis points to 3.42% for the nine months ended September 30, 2006 from 2.59% for the same period in 2005.

The provision for loan losses was $90,000 for the nine-month period ended September 30, 2006 compared to $258,000 for the same period in 2005. The change was a result of greater net charge-offs in the prior year period and a $436,000 decrease in commercial mortgage loans on “watch” status in the nine months ended September 30, 2006 compared to a $354,000 increase in the same prior year period. Management considered the allowance for loan losses to be adequate during both periods.

Noninterest income was $873,000 for the nine months ended September 30, 2006 compared to $971,000 for the same period in 2005. Decreases in net gain on sale of securities of $231,000 and other income of $7,000 were partially offset by increases of $80,000 in other fee income, $45,000 in service charges on deposit accounts, $8,000 in recovery of impairment loss, and $7,000 in loan origination and servicing fees.

Noninterest expense was $5.5 million for the nine months ended September 30, 2006 compared to $5.3 million for the same prior year period. Compensation and benefits expense increased $69,000 due to increases in retirement fund costs and stock option expense, partially offset by decreases in health insurance premiums, ESOP expense, and compensation costs. Data processing expense increased $59,000 compared to the same period in 2005 due to the expiration of discounts resulting from a change in data processors during 2003. In addition, increases in professional fees, occupancy and equipment, and federal insurance premiums were partially offset by decreases in other noninterest expense and advertising.

The Company's income tax expense decreased $190,000 to $206,000 for the nine-month period ended September 30, 2006 compared to $396,000 during the same period in 2005 primarily as a result of decreased income. Income tax expense was approximately 36% of pretax income for both nine-month periods.

LIQUIDITY

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Company invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2006, cash and cash equivalents totaled $18.5 million. At September 30, 2006, the Company had commitments to fund loans of $1.3 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totaled $137.8 million. Management believes, based on past experience, that a significant portion of those deposits will remain with the Company. Based on the foregoing, in addition to the Company’s high level of core deposits and capital, the Company considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs. First Federal Bank has the ability to borrow funds at the Federal Home Loan Bank (FHLB). In the past, borrowed funds have been term advances and open lines of credit. At September 30, 2006 the Bank had $13.5 million in FHLB advances with an average weighted rate of 4.23% and tiered maturities from February 2007 through February 2016. In addition, advances totaling $1.3 million with an average weighted rate of 5.19% are scheduled for payments to amortize over a ten-year period, maturing in August and December 2015 and September 2016. Collateral used for these purposes are mortgage-backed securities issued by government sponsored agencies, namely, GNMA and FNMA, with a total value of $35.6 million, or 29.1% of total available-for-sale securities, and therefore does not significantly impact the Company’s liquidity. There were no open lines of credit at September 30, 2006.

CAPITAL RESOURCES

The Bank is subject to capital-to-asset requirements in accordance with bank regulations. The following table summarizes the Bank's regulatory capital requirements versus actual capital as of September 30, 2006:

	ACTUAL		MINIMUM REQUIRED		EXCESS
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Core capital (to adjusted total assets)	$25,701	7.59%	$13,541	4.00%	$12,160	3.59%
Tangible capital (to adjusted total assets)	25,701	7.59	5,078	1.50	20,623	6.09
Risk-based capital (to risk-weighted assets)	25,993	15.48	13,430	8.00	12,563	7.48

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

Quantitative Aspects of Market Risk. The Company primarily utilizes an interest sensitivity analysis prepared by the Office of Thrift Supervision to review the level of interest rate risk of the Bank. This analysis measures interest rate risk by computing changes in the net portfolio value of the Bank's cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. The following table, which is based on information provided to the Bank by the Office of Thrift Supervision, presents the change in the Bank's net portfolio value at September 30, 2006, the latest date for which information is available, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. All model outputs associated with the –300 bp scenarios are not applicable because of the abnormally low prevailing interest rate environment.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Basis Point Change
	(Dollars in thousands)
300	$17,625	(12,432)	(41)%	5.46%	(337	)bp
200	21,866	(8,190)	(27)	6.65	(218	)bp
100	26,186	(3,870)	(13)	7.83	(101	)bp
Static	30,056	—	—	8.83	—
(100)	33,396	3,340	11	9.67	83	bp
(200)	35,554	5,498	18	10.17	134	bp

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interest, claims involving the making and servicing of real property loans and other issues incident to the Company's business. In the opinion of management, after consultation with the Company's legal counsel, no significant loss is expected from any such pending claims or lawsuits. The Company is not a party to any material pending legal proceedings.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Reorganization, dated November 3, 2006, by and between Heartland Bancorp, Inc., Heartland Acquisition Corporation and First Federal Bancshares, Inc. (8)

3.1	Certificate of Incorporation of First Federal Bancshares, Inc. (1)

3.2	Bylaws of First Federal Bancshares, Inc. (2)

4.0	Specimen Stock Certificate of First Federal Bancshares, Inc. (1)

10.1*	Employment Agreement between First Federal Bancshares, Inc. and James J. Stebor (3)

10.2*	Employment Agreement between First Federal Bank and James J. Stebor (3)

10.3*	First Federal Bank Supplemental Executive Retirement Plan (3)

10.4*	First Federal Bank Employee Severance Compensation Plan (3)

10.5*	First Federal Bancshares, Inc. 2001 Stock-Based Incentive Plan (4)

10.6*	PFSB Bancorp, Inc. 2000 Stock-Based Incentive Plan (5)

10.7*	Form of NSO Award Agreement (6)

10.8*	Change in Control Agreement with Mark Tyrpin (7)

10.9	Employment Agreement, dated November 3, 2006, by and between James J. Stebor and First Federal Bank (8)

10.10	Employment Agreement, dated November 3, 2006, by and between Mark A. Tyrpin and First Federal Bank (8)

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on May 5, 2000, Registration No. 333-36368.
(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on March 28, 2002.

(3)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on November 14, 2000.
(4)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB filed on August 13, 2001.
(5)	Incorporated by reference to PFSB Bancorp, Inc.’s Registration Statement on Form S-8 (SEC No. 333-35020) filed on April 18, 2000.
(6)	Incorporated by reference from the Exhibits to the Annual Report on Form 10-K filed on March 31, 2005.
(7)	Incorporated by reference from the Exhibits to the Annual Report on Form 10-K filed on March 30, 2006.
(8)	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K filed on November 6, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FEDERAL BANCSHARES, INC.

Date: November 14, 2006	/s/ James J. Stebor
James J. Stebor
President and Chief Executive Officer

Date: November 14, 2006	/s/ Cathy D. Pendell
Cathy D. Pendell
Treasurer